Form 10QSB
period 1997-10-31
SHOPPING COM
filed 1998-01-09
CIK 1045360

Form 10-QSB
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED OCTOBER 31, 1997
                                     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to
      ________

                        Commission file number 000-29518

                                 SHOPPING.COM
                   --------------------------------------
           (Exact name of registrant as specified in its charter)

          CALIFORNIA                                   33-0733679
      ------------------                          --------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


 2101 EAST COAST HIGHWAY, CORONA DEL MAR, CA                  92625
 -------------------------------------------               -----------
  (Address of Principal Executive Offices)                 (Zip Code)

                               (714) 640-4393
                         ---------------------------
                         (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes .....      No ..X..

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                   Shares Outstanding at January 9, 1998
      -----                   -------------------------------------
      Common Stock                         4,002,000

Transitional Small Business Disclosure Format
(Check One):        Yes .....     No ..X..

                                 FORM 10-QSB
               For the Quarterly Period Ended October 31, 1997

Item                                                              Page
----                                                              ----
PART I.     FINANCIAL INFORMATION

1.          FINANCIAL STATEMENTS                                    3

            Balance Sheet at October 31, 1997                       3

            Statements of Operation for the three and nine months
            ended October 31, 1997 and 1996                         4

            Statements of Cash Flows for the nine months ended
            October 31, 1997 and 1996                               5

            Notes to Financial Statements                           6

2.          MANAGEMENT DISCUSSION AND ANALYSIS                      9

            General                                                 9

            Results of Operation                                   11

            Liquidity and Capital Resources                        13

PART II.    OTHER INFORMATION

1.          Legal Proceedings                                      27

2.          Changes in Securities                                  27

3.          Defaults Upon Senior Securities                        27

4.          Submission of Matters to a Vote of Security Holders    28

5.          Other Information                                      28

6.          Exhibits and Reports on Form 8-K                       28

            Signature                                              29

            Exhibit Index                                          30

                       PART I - FINANCIAL INFORMATION
ITEM 1.                  FINANCIAL STATEMENTS

                                SHOPPING.COM
                        (A Development Stage Company)

                                BALANCE SHEET
                           As of October 31, 1997
                                 (unaudited)
                                                          October 31
                                                             1997
                                                          ----------
                                     ASSETS
Current assets
  Cash                                                   $   166,192
  Accounts/advances receivable                               174,747
  Prepaid expenses                                           263,672
                                                         -----------
      Total Current assets                                   604,611

Furniture and equipment, net                               1,401,552
Purchased Software                                           750,000
Loan origination fees                                        168,639
Deferred offering costs                                       57,226
Other assets                                                 105,814
                                                         -----------
  Total assets                                           $ 3,087,842
                                                         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes Payable                                          $ 1,960,000
  Current portion of capital lease obligation                 10,152
  Accounts payable                                         1,009,176
  Other accrued liabilities                                   11,268
                                                         -----------
      Total current liabilities                            2,990,596
Capital lease obligation, net of current portion              74,200
                                                         -----------
  Total liabilities                                        3,064,796
                                                         -----------
Commitments
Shareholders' equity
  Preferred stock, Series A convertible, no par
    value, 1,500,000 shares authorized, 1,500,000
    shares issued and outstanding                            300,000
  Preferred stock, Series B convertible, no par
    value, 4,000,000 shares authorized, 1,073,000
    shares issued and outstanding                          1,489,781
  Common stock, no par value, 8,000,000 shares
    authorized, 2,831,000 shares issued and outstanding      829,050
  Deficit accumulated during development stage            (2,595,785)
                                                         -----------
  Total shareholders' equity                                  23,046
                                                         -----------
  Total liabilities and shareholders' equity             $ 3,087,842
                                                         ===========


                                SHOPPING.COM
                        (A Development Stage Company)

                          STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)

                                Nine Months Ended               Three Months Ended
                                    October 31                       October 31
                                97            96                 97             96
                            ----------    -----------        -----------    -----------
Net Sales                  $   376,822    $      --          $   321,281    $      --

Cost of Sales                  357,246           --              306,738           --
                           -----------    -----------        -----------    -----------
Gross Profit                    19,576           --               14,543           --
Operating Expenses           2,370,315         79,391          1,300,107          9,000
                           -----------    -----------        -----------    -----------
Loss from Operations        (2,350,738)       (79,391)        (1,285,564)        (9,000)
Other Expenses
  Interest Expense              43,349           --               36,811           --
                           -----------    -----------        -----------    -----------
    Total Other Expenses        43,349           --               36,811           --
                           -----------    -----------        -----------    -----------

Net Loss                   $(2,394,088)   $   (79,391)       $(1,322,375)   $    (9,000)
                           ===========    ===========        ===========    ===========

Net Loss Per Share         $     (0.35)   $     (0.01)       $     (0.19)   $     (0.00)
                           ===========    ===========        ===========    ===========

Weighted Average Shares
  Outstanding                6,809,588      6,809,588          6,809,588      6,809,588
                           ===========    ===========        ===========    ===========


                                  SHOPPING.COM
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
               For the Nine Months Ended October 31, 1997 and 1996
                                   (unaudited)

                                                  Nine Months    Nine Months
                                                    Ended          Ended
                                                  October 31     October 31
                                                     1997           1996
                                                  ----------     ----------
Cash flows from operating activities
  Net loss                                        $(2,394,088)   $   (79,391)
  Adjustments to reconcile not loss to
   net cash used in operating activities
     Depreciation of furniture and equipment           71,622            903
     Amortization of loan origination fees             65,361           --
     Expense recognized from issuing common
      stock below market value                          6,000           --
     Issuance of Common Stock to pay expenses          48,000           --
     (Increase) in prepaid expenses                  (263,672)          --
     (Increase) in other assets                      (101,858)          --
     (Increase) in accounts/advances receivable      (174,747)          --
     Increase in accounts payable                     973,191           --
     Decrease in other accrued liabilities            (20,577)          --
                                                  -----------    -----------
Net cash used in operating activities              (1,790,768)       (78,488)
                                                  -----------    -----------
Cash flows from investing activities
  Purchase of furniture and equipment              (1,370,816)       (13,411)
                                                  -----------    -----------
Net cash used in investing activities              (1,370,816)       (13,411)
                                                  ===========    ===========

Cash flows from financing activities
  Payments on note payable-related party              (50,000)          --
  Issuance of notes payable                         1,960,000           --
  Payment of loan origination fees                   (234,000)          --
  Payments on Capital Leases                           (5,842)          --
  Proceeds from the issuance of preferred
     stock, Series A                                  200,000           --
  Proceeds from the issuance of preferred
     stock, Series B                                1,489,781           --
  Payment of offering costs                           (57,226)          --
  Proceeds from the issuance of common stock           25,000           --
  Capital Contribution                                   --           91,899
                                                  -----------    -----------
Net cash provided by financing activities           3,327,713         91,899
                                                  -----------    -----------
Net increase in cash                                  166,129           --
Cash, beginning of period                                  63           --
                                                  -----------    -----------
Cash, end of period                               $   166,192    $      --
                                                  ===========    ===========

                                SHOPPING.COM
                        (A Development Stage Company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1:     GENERAL

As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Shopping.com (the "Company" or "Shopping.com"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

NOTE 2:     FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

                                                October 31, 1997
                                                ----------------
          Computer Hardware                        $  814,077
          Computer Software                           417,480
          Furniture & equipment                       195,555
          Leasehold improvements                       47,338
                                                   ----------
                                                   $1,474,450
          Less: Accumulated depreciation               72,898
                                                   ----------
                                                   $1,401,552
                                                   ==========


NOTE 3:     ADVANCES - OFFICERS/STOCKHOLDERS

During the third quarter of 1997, an officer was advanced a total of $48,595 from the Company. In January 1998, the officer repaid the Company for the advance.

NOTE 4:     STOCKHOLDERS EQUITY

Issuance of Common Stock
------------------------
In September 1997, En Pointe Technologies, Inc. ("En Pointe") granted the Company a license to En Pointe's proprietary EPIC Software for five years in exchange for 250,000 shares of the Company's Common Stock valued at $3.00 per share. The Company has agreed to pay an annual maintenance and upgrade fee of $100,000. The initial annual fee is to be paid concurrent with the funding of the $600,000 subordinated notes.

In December 1997, the Company issued 1,300,000 shares of common stock raising $10,289,000 of net proceeds to the Company in the Company's initial public offering.

Issuance of Series B Preferred Stock
------------------------------------
In August 1997, the Company sold 8,333 shares of its Series B Preferred Stock in a private placement at a price of $3.00 per share to Ms. Webster, the Company's Chief Financial Officer and Secretary. In connection therewith, Ms. Webster was issued five year warrants to purchase 4,166 shares of Common Stock with an exercise price of $3.00 per share as well as registration rights providing for one demand and unlimited piggyback registration rights.

Also in August 1997, 193,167 shares of Series B Preferred Stock were issued. In connection therewith, five year warrants were issued to purchase 96,583 shares (including those issued to Ms. Webster) of Common Stock with an exercise price of $3.00 per share as well as registration rights providing for one demand and unlimited piggyback registration rights.

The Series A and Series B Preferred Stock issued and outstanding prior to the Company's initial public offering were converted into Common Stock in connection with that offering.

NOTE 5:     PROMISSORY NOTES

On September 15, 1997, En Pointe made an investment in the Company by purchasing $600,000 of subordinated notes. In connection therewith, the Company issued 399,600 warrants to purchase the Company's Common Stock at $2.25 per share. As a result of these warrants being issued with an exercise price less than the fair market value of similar warrants, the Company will recognize additional financing cost of $299,700 over the nine month term of this subordinated note with the unamortized portion at the closing of the IPO being expensed immediately.

This Company has issued $1,750,000 of Promissory Notes, which have a due date of nine months from the date of issuance or on the closing of the initial public offering, whichever is earlier. The Promissory Notes are unsecured, subordinated and carry an interest rate of 10% per annum.

In the private placement of the Promissory Notes, warrants to purchase 660 were issued for each $1,000 principal of a Promissory Note, which warrants are exercisable until May 31, 2002 at an exercise price of $3.00 per share of Common Stock.

Following the Company's initial public offering, all of the Company's Promissory Notes were paid in full.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein. The Company is not providing any comparison of its results of operations because the Company is in an early stage of development, and such comparisons would not be meaningful.

FORWARD LOOKING STATEMENTS

The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information, see "Factors That May Affect Future Performance" herein.

GENERAL

Shopping.com began operations in February 1996, was incorporated on November 22, 1996 and commenced selling on the Internet on July 11, 1997. The Company is an innovative Internet-based electronic wholesaler/retailer ("wholetailer") specializing in retail marketing a broad range of products and services at wholesale prices to both consumer and trade customers. Utilizing proprietary technology, the Company has designed a fully-scalable systems architecture for the Internet shopping marketplace.

The Company has assembled an experienced management team to design, develop and implement the Company's strategic business plan. This group combines the experiences of:

      o Executives with extensive background in both retail and warehouse/discount store formats.

      o Executives who have experience in computer and information systems design and development.

      o Directors with entrepreneurial skills who currently oversee and manage their own existing companies.

The Company has only recently begun generating sales, thus making an evaluation of the Company and its prospects difficult to calculate. The Company anticipates that sales from the Company's Web site will constitute substantially all of the

Company's sales. Over the next twelve months, the Company intends to increase its revenues by pursuing an aggressive advertising and marketing campaign aimed at attracting customers to shop on its Web Site and to co-brand with other commercial partners which will help increase the Company's brand name recognition as well as increase traffic on the Company's Web Site.

The Company may need to raise additional capital from public or private equity or debt sources in order to sustain operations or achieve planned expansion. There can be no assurance that such additional funds will be available or that, if available, such additional funds will be on terms acceptable to the Company.

Since the Company anticipates that its operations will incur significant operating losses for the foreseeable future, the Company believes that its success will depend upon its ability to obtain sales on its Web site, which cannot be assured. The Company's ability to generate sales is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Additionally, the Company's lack of an operating history makes predictions of future operating results difficult to ascertain. Accordingly, there can be no assurance that the Company will be able to generate sales, or that the Company will be able to achieve or maintain profitability. Since inception, the Company has incurred significant losses and, as of October 31, 1997, had an accumulated deficit of approximately $2.6 million. Following the completion of its initial public offering, the Company intends to substantially increase its operating expenses in order to, among other things, fund increased advertising and marketing efforts, expand and improve its Internet operations and user support capabilities, and develop new Internet content and applications. The Company expects to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future. To the extent such increases in operating expenses are not offset by revenues, the Company will incur greater losses than anticipated.

The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors many of which are outside of the Company's control. Factors that may adversely affect the Company's quarterly operating results include: (i) the Company's ability to obtain and retain customers, attract new customers at a steady rate, maintain customer satisfaction and to establish consumer confidence in conducting transactions on the Internet environment, (ii) the Company's ability to manage fulfillment operations electronically and without warehouse facilities and establish competitive gross margins, (iii) the announcement or introduction of new Web sites, services and products by the Company and its competitors, (iv) price competition or higher vendor prices, (v) the level of use and consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's Web site, (viii) technical difficulties, systems downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems, (xi) the level of merchandise returns experienced by the Company,
(xii) governmental regulation, (xiii) economic conditions specific to the Internet and online commerce, (xiv) the risk associated with the year 2000 in connection with computer programs with which the Company may interact that read only the last two digits of an annual date, (xv) the risk of credit card fraud and other types of fraud and theft which may be perpetrated by computer hackers and on-line thieves, and (xvi) general economic conditions. In seeking to effectively implement its business plan, the Company may elect, from time to time, to make certain marketing or acquisition decisions that could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Due to all of the foregoing factors, it is likely that in some future quarters, the Company's results of operations may be below the expectations of securities analysts and shareholders. In such event, the price of the Company's Common Stock could be materially adversely affected.


RESULTS OF OPERATIONS

Net Sales

Although the Company commenced operations in February 1996, it did not begin selling products and services on its Web site until July 11, 1997 prior to which time it was still in the process of evaluating the technical features of its Web site. For the nine months ending October 31, 1997, the Company generated $376,822 of sales. The Company records sales at the time products are shipped to customers which includes the retail sales price of the product and any shipping and handling charges billed to its customers. The Company has not yet created a reserve for sales returns and allowances but anticipates setting up a return and allowance account. The sole source of funds for the Company from the date of inception through October 31, 1997, other than the sale of equity and debt securities, has been from sales of products in the amount of $376,822.

Cost of Sales

Cost of sales include the actual cost the Company pays its vendors for the products and the actual shipping and handling charges incurred by the Company to ship products to its customers. The cost of sales for the nine months ending October 31, 1997 was $357,246, or approximately 94.8% of net sales. The Company's gross profit margin was approximately 5.2% for the nine months ending October 31, 1997. The failure to generate sales with sufficient margins to cover its operating expenses will result in losses and could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Advertising and Marketing Expenses

Advertising and marketing expenses consist primarily of public relations, media advertising, travel and costs of marketing literature. Advertising and marketing expenses incurred by the Company for the nine months ending October 31, 1997 were $274,107, or approximately 72.7% of net sales. The Company intends to significantly increase its advertising and marketing expenses in future periods.

Product Development Expenses

Product development expenses consist primarily of expenses incurred by the Company during the initial development and creation of its Web site. Product development expenses include compensation and related expenses, depreciation and amortization of computer hardware and software, and the cost of acquiring, designing, developing and editing Web site content. Product development expenses incurred by the Company for the nine months ending October 31, 1997 were approximately $399,948 or approximately 106% of net sales. The Company believes that significant investments in enhancing its Web site will be necessary to become and remain competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

General and Administrative Expenses

General and administrative expenses not otherwise attributable to product development and advertising and marketing expenses consist primarily of compensation, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses incurred by the Company for the nine months ending October 31, 1997 were $1,696,260, or approximately 450% of net sales.

Interest Expense

Interest expense for the nine months ending October 31, 1997 was $43,349 or 11.50% of net sales and is primarily attributable to the Promissory Notes issued by the Company from inception through October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity were cash and cash equivalents derived from private sales of the Company's equity and debt securities.

Capital expenditures from August 1, 1997 through October 31, 1997 were $648,395. The Company has no material commitments for capital expenditures other than a capital lease obligation for certain office equipment as of October 31, 1997, the aggregate amount of which is $84,352. The Company does not anticipate a substantial increase in its capital expenditures in 1998 consistent with its anticipated growth.

The Company's ability to grow will depend in part on the Company's ability to expand and improve its Internet user support capabilities and develop new Web site content material. In connection therewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to finance such possible growth within the next fourteen months. In addition, the Company believes that it may need to raise additional funds in order to avail itself of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties (such as the loss of key personnel or the rejection by Internet users of the Company's Web site content) or to otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then existing shareholders will be reduced. Moreover, shareholders may experience additional and significant dilution, and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available on terms acceptable to the Company. The Company may be unable to implement its business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

EMPLOYEES

As of July 31, 1997, the Company employed 34 full time and 10 part time employees, including nine in Management Information Systems and Research and Development, two in Marketing and five in Accounting and Administration. As of October 31, 1997 the number of employees was 45 full time and 16 part time. The number of employees has since grown to 61 full time and 16 part time employees. The Company believes that its future success will depend in part on its ability to attract, hire and maintain qualified personnel. However, the Company believes there will not be a significant increase over the next twelve months. Competition for such personnel in the on-line industry is intense. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company believes its relationship with its employees to be good.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, the factors discussed below.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES

The Company commenced operations in February 1996, was incorporated on November 22, 1996 and began selling products on its Web site on July 11, 1997. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Since inception, the Company has incurred significant losses, and as of October 31, 1997 had an accumulated deficit of approximately $2.6 million. The Company believes that its success will depend in large part on its ability to (i) obtain a brand name position, (ii) provide its customers with outstanding value and a superior shopping experience through the extensive retail background of its management team, (iii) achieve sufficient sales volume to realize economies of scale, and (iv) successfully coordinate the fulfillment of customer orders without the need to maintain expensive real estate warehousing facilities and personnel. Accordingly, the Company intends to invest heavily in marketing and promotion, site development and technology and operating infrastructure development. The Company also intends to offer attractive pricing programs, which will reduce its gross margins. Because the Company has relatively low gross margins, achieving profitability depends upon the Company's ability to generate and sustain substantially increased sales levels. As a result, the Company believes that it will incur substantial operating losses for the foreseeable future, and that the rate at which such losses will be incurred will increase significantly from current levels.

The Company expects to use a portion of the net proceeds of its initial public offering to fund its operating losses. If such net proceeds, together with cash generated by operations, are insufficient to fund future operating losses, the Company may be required to raise additional funds. There can be no assurance that such financing will be available, if at all, in amounts or on terms acceptable to the Company.

The Company incurred a net loss of $201,697 and had negative cash flows from operations during the year ended January 31, 1997, and had a shareholders' deficit of $78,647 as of January 31, 1997. As of October 31, 1997 the Company had net losses totaling $2,595,785 and had negative cash flows from operations. Management has raised capital during 1997 through private placement offerings of equity and debt securities and has completed an initial public offering in the latter part of 1997, which management expects will provide funding to continue present operations and support future marketing and development activities.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues. Sales and operating results generally depend on the volume of, timing of, and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures could have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include: (i) the Company's ability to obtain and retain customers, attract new customers at a steady rate, maintain customer satisfaction and establish consumer confidence in conducting transactions on the Internet environment, (ii) the Company's ability to manage fulfillment operations electronically and without warehouse facilities and to establish competitive gross margins, (iii) the announcement or introduction of new Web sites, services and products by the Company and its competitors, (iv) price competition or higher vendor prices, (v) the level of use and consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's Web site, (viii) technical difficulties, systems downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems, (xi) the level of merchandise returns experienced by the Company, (xii) governmental regulation, (xiii) economic conditions specific to the Internet and online commerce, and (xiv) general economic conditions.

The Company expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail industry are significantly higher in the quarter of each year ending January 31 than in the preceding three quarters.

Due to the foregoing factors, in one or more future quarters, the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would likely be materially adversely affected.

RISK OF CAPACITY CONSTRAINTS; RELIANCE ON INTERNALLY DEVELOPED SYSTEMS; SYSTEM DEVELOPMENT RISKS

A key element of the Company's strategy is to generate a high volume of traffic on, and use of, its Web site. Accordingly, the satisfactory performance, reliability and availability of the Company's Web site, transaction-processing systems and network infrastructure are critical to the Company's reputation and its ability to attract and retain customers, as well as maintain adequate customer service levels. The Company's revenues depend on the number of visitors who shop on its Web site and the volume of orders it fulfills. Any system interruptions that result in the unavailability of the Company's Web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings. The Company may experience periodic system interruptions from time to time. Any substantial increase in the volume of traffic on the Company's Web site or the number of orders placed by customers will require the Company to expand and upgrade further its technology, transaction-processing systems and network infrastructure. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web site or timely expand and upgrade its systems and infrastructure to accommodate such increases.

The Company uses an internally developed system for its Web site, search engine and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, shipping, accounting and financial systems. Any substantial disruptions or delays in any of its systems would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.


RISK OF SYSTEM FAILURE; SINGLE SITE AND ORDER INTERFACE

The Company's success, in particular its ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Substantially all of the Company's computer and communications hardware is located at a single leased facility in Corona del Mar, California.

Although the Company has redundant and back-up systems onsite and a disaster recovery plan, the Company's systems and operations may be vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company does not carry business interruption insurance sufficient to compensate fully for any or all losses from any or all such occasions. Despite the implementation of network security measures by the Company, including a proprietary firewall, its servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

MANAGEMENT OF POTENTIAL GROWTH; NEW MANAGEMENT TEAM; LIMITED SENIOR MANAGEMENT RESOURCES

The Company has rapidly and significantly expanded its operations, and anticipates that further significant expansion will be required to address potential growth in its customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operations and financial resources. From January 31, 1997 to October 31, 1997, the Company expanded from 4 employees to 45 full time and 16 part time employees, respectively, and has since grown to 61 full time and 16 part time employees. The majority of the Company's senior management joined the Company within the last several months, and some officers have no prior senior management experience at public companies. The Company's new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated into the Company's operations. To manage the increase in personnel and the expected growth of its operations, the Company will be required to improve existing, and implement new, transaction-processing, operational and financial systems, procedures and controls, and to train and manage its already expanded employee base. Although the Company believes that there will not be a significant increase in the number of employees over the next twelve months, the Company may be required to increase its finance, administrative and operations staff. Further, the Company's management will be required to maintain and expand its relationships with various manufacturers, distributors, freight companies, other Web sites, other Internet Service Providers and other third parties necessary to the Company's operations. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company's management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results and operations would be materially adversely affected.

DEPENDENCE ON CONTINUED GROWTH OF ONLINE COMMERCE

The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by consumers. Rapid growth in the use of and interest in the Web, the Internet and other online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. The Company relies, and will continue to rely, on consumers who have historically used traditional means of commerce to purchase merchandise. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information.

In addition, the Internet and other online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and other online services continue to experience significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and Shopping.com in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's business, prospects, financial condition and results of operations would be materially adversely affected.

RAPID TECHNOLOGICAL CHANGE

To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of the Shopping.com online store. The online commerce industry is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing Web site and proprietary technology and systems obsolete. The Company's future success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of a Web site and other proprietary technology entails significant technical and business risks. There can be no assurance that the Company will successfully use new technologies effectively or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, its business, prospects, financial condition and results of operations would be materially adversely affected.

The Company may be interacting with certain computer programs in connection with credit card transactions and programs used by the Company's vendors and suppliers. These programs may refer to annual dates only by the last two digits, e.g., "97" for "1997." Problems are anticipated to arise for many of these programs in the year 2000. While the Company has taken this problem into account with respect to its own internal programs, other programs with which the Company may interact may not have corrected this problem. Such problem could have a material adverse effect on the Company's business, prospects, financial condition and results of operation.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly Robert J. McNulty, its President and Chief Executive Officer, and Mark S. Winkler, its Chief Information and Technology Officer. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company has recently entered into written employment agreements with Mr. McNulty for five years and with Mr. Winkler for a period ending May 20,

1998. Additionally, a $1,000,000 "key person" life insurance policy on the life of Mr. McNulty has been issued to the Company. The Company's future success depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate and retain sufficiently qualified personnel. In particular, the Company may encounter difficulties in attracting and retaining a sufficient number of qualified software developers for its Web site and transaction-processing systems, and there can be no assurance that the Company will be able to retain and attract such developers. The failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

ONLINE COMMERCE SECURITY RISKS

A significant barrier to online commerce and communications is the need for secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. A party who is able to circumvent the Company's security measures could misappropriate confidential information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Concerns over the security of transactions conducted on the Internet and other online services as well as user's desires for privacy may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. The activities of the Company and third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers and other confidential information. Any such security breaches could damage the Company's reputation and expose the Company to a risk of loss, litigation and/or possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Merchants on the Internet are subject to the risk of credit card fraud and other types of theft and fraud perpetrated by hackers and online thieves. Credit card companies may hold merchants fully responsible for any fraudulent purchases made when the signature cannot be verified. Although credit card companies and others are in the process of developing anti-theft and anti-fraud protections, and while the Company itself is continually monitoring this problem and developing internal controls, at the present time the risk from such activities could have a material adverse effect on the Company's business, prospects, financial condition and results of operation.

COMPETITION

The online commerce industry, particularly on the Internet, is new, rapidly evolving and intensely competitive, which the Company expects to intensify in the future. Barriers to entry are minimal, allowing current and new competitors to launch new Web sites at a relatively low cost. The Company currently or potentially competes with a variety of other companies. These competitors include: (i) various online vendors of other consumer and trade products and services such as CUC International, Amazon.com., ONSALE, Peapod, NetGrocer, iMALL, Internet Shopping Network, Micro Warehouse, CD Now, QVC and Home Shopping Network, (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, including America Online, Microsoft Network, Prodigy and Compuserve, (iii) mail order catalogue operators such as Speigel, Lands End, and Sharper Image, (iv) retail and warehouse/discount store operators such as Wal-Mart, Home Depot, Target and Price/Costco, and (v) other international retail or catalogue companies which may enter the online commerce industry. Both Wal-Mart and Home Depot have announced their intention to devote substantial resources to online commerce at discount prices, which if successful, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. However, the Company believes that retail and warehouse/discount operators will be somewhat restricted in their ability to lower prices by the need to protect their own pricing strategy to avoid cannibalizing their store margins.

The Company believes that the principal competitive factors in its market are price, speed of fulfillment, brand name recognition, wide selection, personalized services, ease of use, 24-hour accessibility, customer service, convenience, reliability, quality of search engine tools, and quality of editorial and other site content. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand name recognition and significantly greater financial, marketing and other resources than the Company. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished franchise value. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion.

RELIANCE ON CERTAIN SUPPLIERS AND SHIPPERS

Unlike retail and warehouse/discount store operators and certain online commerce providers, the Company, as a wholetailer, carries no inventory, has no warehouse employees or facilities, and relies on rapid fulfillment from its vendors. The Company has no long-term contracts or arrangements with any of its vendors or shippers that guarantee the availability of merchandise, the continuation of particular payment terms, the extension of credit limits or shipping schedules. There can be no assurance that the Company's current vendors will continue to sell merchandise to, or that shippers will be able to provide delivery service for, the Company on current terms or that the Company will be able to establish new, or extend current, vendor and shipper relationships to insure acquisition and delivery of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors and shippers that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, or in the event of labor disputes or natural catastrophes, its business, prospects, financial condition and results of operations would be materially adversely affected.

AVAILABILITY OF MERCHANDISE; VENDOR CREDIT FOR THE COMPANY

Although the Company's merchandising division maintains past relationships with vendors which it believes will offer competitive sources of supply, and believes that other sources are available for most merchandise it will sell or may sell in the future, there can be no assurance that Shopping.com will be able to obtain the quantity or brand quality of items that management believes are optimum. The unavailability of certain product lines could adversely impact the

Company's operating results. Given its lack of operating history, certain vendors of products sold by the Company may not be prepared to advance normal levels of credit to the Company. An unwillingness to extend credit may increase the amounts of capital required to finance the Company's operations and reduce returns, if any, on invested capital.

RISKS ASSOCIATED WITH ENTRY INTO NEW BUSINESS AREAS

The Company may choose to expand its operations by developing new Web sites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding its market presence through relationships with third parties. Although it has no present understandings, commitments or agreements with respect to any material acquisitions or investments, the Company may pursue the acquisition of new or complementary businesses, products or technologies. There can be no assurance that the Company would be able to expand its efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or Web site launched by the Company that is not favorably received by consumer or trade customers could damage the Company's reputation or the Shopping.com brand name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations and editorial resources and would strain the Company's management, financial and operational resources. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The Company regards its Shopping.com brand name and related technology as proprietary and relies primarily on a combination of copyright, trademark, trade secret and confidential information laws as well as employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. There can be no assurance that these protections will be adequate to protect against technologies that are substantially equivalent or superior to the Company's technologies. The Company does not currently hold any patents or have any patent applications pending for itself or its products and has not obtained Federal registration for any of its trademarks. The Company enters into non-disclosure and invention assignment agreements with certain of its employees and also enters into non-disclosure agreements with certain of its consultants and subcontractors. However, there can be no assurance that such measures will protect the Company's proprietary technology, or that its competitors will not develop software with features based upon, or otherwise similar to, the

Company's software or that the Company will be able to prevent competitors from developing similar software.

The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. The Company has been displaying its Web site on the Internet without receiving claims from third parties that its products or names infringe on any proprietary rights of other parties. However, the Company is a recent entrant in the sale of merchandise on the Internet, and there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products, trademarks or other Company works. Such assertion may require the Company to enter into royalty arrangements or result in costly litigation. The Company is also dependent upon obtaining additional technology related to its operations. To the extent new technological developments are unavailable to the Company on terms acceptable to it, or at all, the Company may be unable to continue to implement its business and any such inability would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Permits or licenses may be required from federal, state or local government authorities to operate or to sell certain products on the Internet. No assurances can be made that such permits or licenses will be obtainable. The Company may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. No assurances can be made that the Company will be able to comply with such legislation or statutes.

SALES AND OTHER TAXES

The Company does not currently collect sales or other similar taxes with respect to shipments of goods to consumers into states other than California. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as the Company which engage in online commerce. In addition, any new operation in states outside California could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the Company should collect sales or other taxes on the sale of merchandise could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

POSSIBLE NEED FOR ADDITIONAL CAPITAL

The Company may be required to seek additional financing in order to sustain operations or achieve planned expansion. There can be no assurance that such additional funds will be available or that, if available, such additional funds will be on terms acceptable to the Company.

                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

In July 1997, a former consultant filed a lawsuit seeking damages for termination of an alleged contractual relationship. The complaint against the Company and a senior manager alleges breach of consulting agreement, breach of employment agreement, breach of implied covenant of good faith and fair dealing, violation of the California Labor Code and prays for economic damages in the amount of $592,500. The Company intends to cause certain claims for damages to be stricken and to vigorously defend against the remaining claims.

The Company commenced an action in the Superior Court for Orange County, California on July 1997 against C-Systems, Inc., a software consulting firm for breach of contract, fraud and damages. The Company's complaint seeks economic damages in excess of $1.0 million as well as punitive damages against C-Systems, Inc. Thereafter, in August 1997, C-Systems, Inc. filed a lawsuit against the Company in federal court in Massachusetts for breach of contract, copyright infringement and fraud. The complaint seeks injunctive relief and damages in an amount to be determined at trial. The amount in dispute on the contract claim is alleged to be approximately $74,500. The Company's attorneys have filed a motion to dismiss or transfer the Massachusetts case to California.

In October 1997 Platinum Software Corporation, a computer software company, filed suit against the Company alleging breach of contract to provide a software accounting package. The Company rejected the package for breach of warranty and breach of contract. The complaint prays for damages in the amount of $103,670.38. The parties have agreed to settle this action.

The Company and the Company's senior management may in the future be involved in other suits and actions incidental to the Company's business. The Company does not believe that the resolution of the current suits will result in any material adverse effect on the financial condition, results of operations or cash flows of the Company.

Item 2. Changes in Securities
        ---------------------

        None.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None.

Item 5. Other Information
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)   Exhibits:

              27.1        Financial Data Schedule 1/

        (b)   Reports on Form 8-K

              None.


--------
1/ This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                  SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Shopping.com



Date:  January 9, 1998             By /s/ Kristine E. Webster
                                      -----------------------------------
                                      Kristine E. Webster
                                      Sr. Vice President, Chief Financial
                                      Officer and Treasurer

                                EXHIBIT INDEX



Exhibit                                                        Sequentially
Number            Description                                  Numbered Page
--------------------------------------------------------------------------------
27.1        Financial Data Schedule 1/                              31






















--------
1/ This exhibit is being filed electronically in the electronic format specified by EDGAR.