Form 10QSB/A
period 1997-10-31
SHOPPING COM
filed 1998-03-10
CIK 1045360

Amendment No. 1
                                Form 10-QSB/A
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED OCTOBER 31, 1997
                                     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to
      _________

      Commission file number 000-29518

                                 SHOPPING.COM
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           CALIFORNIA                                  33-0733679
     ----------------------                    --------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


2101 EAST COAST HIGHWAY, CORONA DEL MAR, CA               92625
-------------------------------------------             ----------
 (Address of Principal Executive Offices)               (Zip Code)

                               (714) 640-4393
                         ---------------------------
                         (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes ..X..    No .....

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                   Outstanding at January 9, 1998
      -----                   ------------------------------
      Common Stock                      4,002,000

Transitional Small Business Disclosure Format
(Check One):     Yes .....     No ..X..





                         Exhibit Index on Page 11

             Amendment No. 1 to Quarterly Report on Form 10-QSB
               For the Quarterly Period Ended October 31, 1997

      Part I, Item 1 and Part II, Item 6 of the Shopping.com Quarterly Report on Form 10-QSB for the quarterly period ended October 31,1997 have been amended to reflect the one-for-two stock consolidation effective November 25, 1997 in the share and per share data.

Item                                                                  Page
----                                                                  ----
            PART I. FINANCIAL INFORMATION

1.          FINANCIAL STATEMENTS                                        3

            Balance Sheet at October 31, 1997                           3

            Statements of Operation for the three and nine months
            ended October 31, 1997 and 1996                             4

            Statements of Cash Flows for the nine months ended
            October 31, 1997 and 1996                                   5

            Notes to Financial Statements                               6

            PART II. OTHER INFORMATION

6.          Exhibits and Reports on Form 8-K                            9

            Signature                                                  10

            Exhibit Index                                              11

                       PART I - FINANCIAL INFORMATION
ITEM 1.                  FINANCIAL STATEMENTS

                                SHOPPING.COM

                                BALANCE SHEET
                           As of October 31, 1997
                                 (unaudited)
                                                              October 31
                                                                 1997
                                                              ----------
                                   ASSETS
Current assets
  Cash                                                       $   166,192
  Accounts/advances receivable                                   174,747
  Prepaid expenses                                               263,672
                                                             -----------
      Total Current assets                                       604,611

Furniture and equipment, net                                   1,401,552
Purchased Software                                               750,000
Loan origination fees                                            168,639
Deferred offering costs                                           57,226
Other assets                                                     105,814
                                                             -----------
  Total assets                                               $ 3,087,842
                                                             ===========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes Payable                                              $ 1,960,000
  Current portion of capital lease obligation                     10,152
  Accounts payable                                             1,009,176
  Other accrued liabilities                                       11,268
                                                             -----------
      Total current liabilities                                2,990,596
Capital lease obligation, net of current portion                  74,200
                                                             -----------
  Total liabilities                                            3,064,796
                                                             -----------
Commitments
Shareholders' equity
  Preferred stock, Series A convertible, no
  par value, 1,500,000 shares authorized,
  750,000 shares issued and outstanding                          300,000
  Preferred stock, Series B convertible, no
  par value, 4,000,000 shares authorized,
  536,500 shares issued and outstanding                        1,489,781
  Common stock, no par value, 8,000,000
  shares authorized, 1,415,500 shares
  issued and outstanding                                         829,050
  Accumulated deficit during development stage                (2,595,785)
                                                             -----------
  Total shareholders' equity                                      23,046
                                                             -----------
  Total liabilities and shareholders' equity                 $ 3,087,842
                                                             ===========

                                SHOPPING.COM

                          STATEMENTS OF OPERATIONS



                            Nine Months Ended            Three Months Ended
                                October 31                   October 31
                            97             96             97             96
                       -----------    -----------    -----------    -----------

Net Sales              $   376,822    $      --      $   321,281    $      --

Cost of Sales              357,246           --          306,738           --
                       -----------    -----------    -----------    -----------
Gross Profit                19,576           --           14,543           --
Operating Expenses       2,370,315         79,391      1,300,107          9,000
                       -----------    -----------    -----------    -----------
Loss from Operations    (2,350,738)       (79,391)    (1,285,564)        (9,000)
Other Expenses
  Interest Expense          43,349           --           36,811           --
                       -----------    -----------    -----------    -----------
    Total Other
      Expenses              43,349           --           36,811           --
                       -----------    -----------    -----------    -----------

Net Loss               $ 2,394,088)   $   (79,391)   $(1,322,375)   $    (9,000)
                       ===========    ===========    ===========    ===========

Net Loss Per Share     $     (0.70)   $     (0.02)   $     (0.39)   $     (0.00)
                       ===========    ===========    ===========    ===========

Weighted Average
  Shares Outstanding     3,404,794      3,404,794      3,404,794      3,404,794
                       ===========    ===========    ===========    ===========

                                SHOPPING.COM

                          STATEMENTS OF CASH FLOWS
            For the Nine Months Ended October 31, 1997 and 1996
                                 (unaudited)
                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                   October 31       October 31
                                                      1997             1996
                                                   ----------       ----------
Cash flows from operating activities
  Net loss                                        $(2,394,088)     $   (79,391)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation of furniture and equipment           71,622              903
     Amortization of loan origination fees             65,361             --
     Expense recognized from Issuing common
      stock below market value                          6,000             --
     Issuance of Common Stock to pay expenses          48,000             --
     (Increase) in prepaid expenses                  (263,672)            --
     (Increase) in other assets                      (101,858)            --
     (Increase) in accounts/advances receivable      (174,747)            --
     Increase in accounts payable                     973,191             --
     Decrease in other accrued liabilities            (20,577)            --
                                                  -----------      -----------

Net cash used in operating activities              (1,790,768)         (78,488)
                                                  -----------      -----------
Cash flows from investing activities
  Purchase of furniture and equipment              (1,370,816)         (13,411)
                                                  -----------      -----------

Net cash used in investing activities              (1,370,816)         (13,411)
                                                  ===========      ===========

Cash flows from financing activities
  Payments on note payable-related party              (50,000)            --
  Issuance of notes payable                         1,960,000             --
  Payment of loan origination fees                   (234,000)            --
  Payments on Capital Lease                            (5,842)            --
  Proceeds from the issuance of preferred
     stock, Series A                                  200,000             --
  Proceeds from the issuance of preferred
     stock, Series B                                1,489,781             --
  Payment of offering costs                           (57,226)            --
  Proceeds from the issuance of common stock           25,000             --
  Capital Contribution                                   --             91,899
                                                  -----------      -----------
Net cash provided by financing activities           3,327,713           91,899
                                                  -----------      -----------
Net increase in cash                                  166,129             --
Cash, beginning of period                                  63             --
                                                  -----------      -----------
Cash, end of period                               $   166,192      $      --
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

NOTE 4:     STOCKHOLDERS EQUITY

REVERSE STOCK SPLIT

On November 25, 1997, the effective date of the Company's initial public offering, the Company effected a one-for-two reverse stock split. All share and per share data have been retroactively restated to reflect the stock split.

ISSUANCE OF COMMON STOCK

In September 1997, En Pointe granted the Company a license to En Pointe's proprietary EPIC Software for five years in exchange for 125,000 shares of the Company's Common Stock valued at $6.00 per share. The Company has agreed to pay an annual maintenance and upgrade fee of $100,000. The initial annual fee is to be paid concurrent with the funding of the $600,000 subordinated notes.

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

NOTE 5:     PROMISSORY NOTES

On September 15, 1997, En Pointe made an investment in the Company by purchasing $600,000 of subordinated notes. In connection therewith, the Company issued 199,800 warrants to purchase the Company's Common Stock at $4.50 per share. As a result of these warrants being issued with an exercise price less than the fair market value of similar warrants, the Company will recognize additional financing cost of $299,700 over the nine month term of this subordinated note with the unauthorized portion at the closing of the IPO being expensed immediately.

This Company has issued $1,750,000 of Promissory Notes, which have a due date of nine months from the date of issuance or on the closing of the initial public offering, whichever is earlier. The Promissory Notes are unsecured, subordinated and carry an interest rate of 10% per annum.

In the private placement of the Promissory Notes, warrants to purchase 330 shares of Common Stock were issued for each $1,000 principal of a Promissory Note, which warrants are exercisable until May 31, 2002 at an exercise price of $6.00 per share of Common Stock.

Following the Company's initial public offering, all of the Company's outstanding Promissory Notes were paid in full.

                         PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               27.1        Financial Data Schedule<F1>

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended October 31, 1997. However, on January 22, 1998 a report on Form 8-K dated January 12, 1998 (the "January Report") was filed with the Securities and Exchange Commission. Pursuant to
               Item 5 of Form 8-K, the January Report announced an 18-month agreement with ATHome Corporation, a high speed interactive services provider via its @Home Network. No financial statements were included with the January Report. On February 17, 1998, an additional report on Form 8-K dated February 10, 1998 (the "February Report") was filed with the Securities and Exchange Commission. Pursuant to Item 5 of Form 8-K, the February Report announced a two year agreement with En Pointe, a national provider of information technology and services, to use En Pointe's sales network to sell business and office products directly to companies and a three year agreement with Profit Pro, Inc., a provider of cataloging software, to use Profit Pro, Inc.'s cataloging software which will look up auto parts on the Shopping.com's website. No financial statements were included with the February Report.










[FN]
<F1>   This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                  SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Shopping.com



Date:  March 4, 1998         By  /s/ Kristine E. Webster
                                 --------------------------------
                                 Kristine E. Webster
                                 Sr. Vice President, Chief Financial
                                 Officer and Treasurer

                                EXHIBIT INDEX

Exhibit                                                        Sequentially
Number            Description                                  Numbered Page
--------------------------------------------------------------------------------
27.1        Financial Data Schedule<F1>                             12

















[FN]
<F1>  This exhibit is being filed electronically in the electronic format specified by EDGAR.