Form 10KSB
period 1998-01-31
SHOPPING COM
filed 1998-05-01
CIK 1045360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998.
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         ____________

                        Commission file number: 000-29518

                                  SHOPPING.COM
        (Exact name of small business issuer as specified in its charter)

         CALIFORNIA                                    33-0733679
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

2101 East Coast Highway, Garden Level
 Corona Del Mar, California                               92625
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (949) 640-4393

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                            COMMON STOCK NO PAR VALUE

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes ..X..    No .....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the fiscal year ended January 31, 1998.....$850,724

Aggregate market value of the Registrant's Common Stock (based on the price at which such equity was sold on December 5, 1997) held by non-affiliates of the Registrant. -- $19,632,610.

Number of shares of common stock outstanding as of January 31, 1998...4,002,000

                       Documents Incorporated By Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the issuer's definitive proxy statement relating to the annual meeting of stockholders to be held in 1998, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.















                            Exhibit Index on page 70

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
                                     PART I

Item 1.  DESCRIPTION OF BUSINESS.............................................4

Item 2.  DESCRIPTION OF PROPERTY............................................17

Item 3.  LEGAL PROCEEDINGS..................................................18

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS...............19

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS ..........20

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........25

Item 7.  FINANCIAL STATEMENTS...............................................41

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................64


                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........64

Item 10. EXECUTIVE COMPENSATION.............................................64

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.....................................................64

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................64

Item 13. EXHIBITS AND REPORTS ON FORM 8-K...................................64

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in this Item 1 as well as under Item 6 "Management's Discussion and Analysis or Plan of Operations --Factors That May Affect Future Performance" and "-- Liquidity and Capital Resources." PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY STATEMENTS INVOLVING THE COMPANY'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE COMPANY'S NEED FOR AND THE AVAILABILITY OF CAPITAL RESOURCES, THE EVOLVING NATURE OF ITS BUSINESS MODEL, THE INTENSELY COMPETITIVE ONLINE COMMERCE AND RETAIL ENVIRONMENTS, AND THE RISKS ASSOCIATED WITH CAPACITY CONSTRAINTS, SYSTEMS DEVELOPMENT, MANAGEMENT OF GROWTH AND BUSINESS EXPANSION. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission ("SEC").

GENERAL

         Shopping.com (the "Company" or "Registrant") is an Internet-based electronic retailer ("E-retailer") specializing in marketing a broad range of products and services at wholesale prices to both consumers and trade customers. Product categories currently available on the Company's Web site include: computers & software, downloadable software, consumer electronics, office furniture, office products, books, music CDs & cassettes, musical instruments, movies, sheet music, cigar apparel & accessories, cigars, lighters, housewares, gourmet foods, baby & nursery, auto accessories, auto electronics, auto parts catalog, bath, hardware, kitchen, lawn & garden, lighting, patio furniture, plumbing, heating & cooling, storage and organization, tools, luggage, men's furnishing & accessories, travel bags & accessories, women's accessories, marine supplies, bicycles, games & activities, golf & sporting goods, toys & hobbies, video games, pet supplies, bath & body care, fragrances, personal health & beauty care, medical equipment & supplies, vitamins, collectibles, gifts, sunglasses, watches, and prints & posters. The Company has and anticipates that it will continue to enter into arrangements with a number of manufacturers and distributors who will ship their products directly to its customers, allowing the Company to avoid the expense of inventory maintenance and physical store costs. Although Shopping.com's strategy relies on offering its customers a wide selection of goods and services, for the fiscal year ended January 31, 1998, the Company's principal products were consumer electronics, computers and software, music CDs and books. The Company believes that with the development of its marketing strategy and merchandise plan, the sales of computers and software will decrease as a percentage of the Company's total sales. There can be no assurance that this will be the case.

         The Company has experienced significant growth in customer traffic since its inception. For example; although the Company only commenced selling on the Internet on July 11, 1997, the number of visitors to the Company's Web site increased from 5,796 during the second quarter to 299,320 during the fourth quarter, while the number of Web site hits (pages viewed within the Shopping.com Web site) increased from 183,951 during the second quarter to 11,645,662 during the fourth quarter.

         The Company believes that its success is dependent upon developing and exploiting the large base of potential customers that the Internet has made available. If the Company is successful in developing a broad customer base, the loss of any one customer would not have a material adverse impact on the Company's business, prospects, financial condition or results of operations.

         The Company employs proprietary information systems to provide its customers with access to an automated marketplace of products and services, which consist of the inventories of multiple manufacturers and distributors, price comparisons, detailed product descriptions, product availability, delivery status of products ordered and back order information. Utilizing proprietary technology, the Company has designed a fully-scalable systems architecture for the Internet shopping marketplace.

         Shopping.com generates revenues similar to a retail store when its customers purchase goods from its Web site. The Company adjusts gross margins on a product by product basis based on competitive prices and its cost of the goods which is not set by the vendor. The experience of the Company's management as retailers enables them to negotiate the vendors' prices and to make and adjust selling prices thereby creating the gross profit margin for the sale of goods or services. When a product is purchased by a customer on the Company's Web site, the Company receives payment from the customer's credit card through a financial institution intermediary usually within four business days. The amount received is net of any credit card transaction fees deducted by the financial institution intermediary. In the alternative, the customers can mail their payments to Shopping.com's headquarters. After receipt of the customer's payment, the Company then pays its vendors for the cost of goods sold. Shopping.com's vendors are generally paid within a period ranging from zero (same day) to thirty business days. Additionally, the Company generates revenues from the shipping and handling charges added to each customer's order.

         The Company has arrangements with manufacturers and distributors to furnish the goods at predetermined prices. Generally, the Company has no written contracts with its vendors and the arrangements can be terminated by the Company or the vendor at will. The Company intentionally has not entered into any exclusive supplier contracts with its vendors with the exception of En Pointe Technologies, Inc. ("En Pointe") which is the Company's exclusive supplier for the computer hardware, software, and network peripherals which En Pointe is authorized to sell. The agreement with En Pointe extends for a term of five years. The strategic advantage of not entering into exclusive supplier agreements is that the Company retains its ability to source several of the same products from different vendors, providing lower prices for the Company's customers. The three vendors which supplied the Company with the most inventory as measured by cost of goods sold, each a vendor of computer and consumer electronic products, supplied approximately 23%, 23% and 7%, respectively of the total cost of goods purchased for resale for the period ending January 31, 1998. Although these three vendors supplied approximately 53% of the Company's total products purchased for resale for the period ending January 31, 1998, the Company believes that it has no material vendors such that the termination of any arrangement would materially adversely affect the Company's business or results of operations. The Company believes that the large percentages attributable to these three vendors will not recur over the next year, but rather are the result of factors, such as large one-time sales in relation to the Company's sales volume in its initial sales year that most likely will not be repeated. In addition, in the event that the relationship with any one vendor should terminate, the Company believes that it would be able to find other comparable suppliers.

         Customers order products and services on Shopping.com's Web site and generally provide payment by either credit card over the Internet through Verisign or by calling 1-888- LOVE-2-SHOP. Shipments are then made by the manufacturer or distributor directly to the customer after verification by Shopping.com that the payment has been properly credited. Because transactions are accomplished without the need to maintain inventory, warehouse facilities, retail store space or attendant personnel, the Company believes it will be able to obtain market share by passing cost savings along to its customers, selling, as a result, its products and services at a discount to typical retail and warehouse/discount stores. For the same reasons, the Company is also able to provide a broader merchandise mix than retail stores, warehouse/discount stores and mail order catalogue operators.

         The Company believes that the principal competitive factors in its market are price, speed of fulfillment, brand name recognition, breadth of selection, personalized services, ease of use, 24-hour accessibility, customer service, convenience, reliability, quality of search engine tools, and quality of editorial and other site content.

         Shopping.com's strategy is to become a low-price leader in E-retailing on the Internet by utilizing the warehousing, purchasing and distribution strengths of multiple manufacturers and distributors, rather than to assume those roles for itself. The Company believes this approach allows Shopping.com to eliminate many of the risks and costs associated with maintaining inventory, including the cost of leasing warehouse space, inventory obsolescence, inventory tracking systems, and the increased costs associated with employing large numbers of personnel for stocking and shipping duties. By having access to the inventories of multiple manufacturers and distributors, Shopping.com believes it will be able to offer its customers a competitive combination of price, product availability, order fulfillment and delivery services and still attain profitability. Beyond the benefits of a wide selection, purchasing from Shopping.com can be done conveniently, 24-hours a day, without requiring a trip to the store.

         Shopping.com commenced operations in February 1996 and incorporated in California on November 22, 1996. The Company's executive offices are located at 2101 East Coast Highway, Garden Level, Corona del Mar, California 92625.

INDUSTRY BACKGROUND

         According to the U.S. Department of Commerce report, The Emerging Digital Economy [April 1998], "in 1994, three million people, most of them in the United States, used the Internet. In 1998, 100 million people around the world use the Internet. Some experts believe that one billion people may be connected to the Internet by 2005."

         The emergence of the Internet as a significant communications medium is driving the development and adoption of Web content and commerce applications that offer both convenience and value to consumers, as well as unique marketing opportunities and reduced costs to business. A growing number of customers have begun to conduct business on the Internet including paying bills, booking airline tickets, trading securities and purchasing consumer goods (e.g., personal computers, consumer electronics, compact disks, books, groceries and vehicles). Moreover, online transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary.

THE SHOPPING.COM SOLUTION

         The Shopping.com solution is based on eliminating the retail store intermediary and passing along associated cost savings to both consumer and trade customers in the form of lower pricing on comparable goods and services. The Company believes it will be able to accomplish these objectives because its customer transactions are accomplished without the need to maintain inventory, warehouse establishments, retail or discount store buildings and attendant personnel. The sole source of funds for the Company from the date of inception through January 31, 1998, other than the sale of equity and debt securities, has been from sales of products in the amount of $850,724.

         Key to the success of Shopping.com is the implementation of an advertising and marketing program that will introduce the availability of Shopping.com as an entertaining, intelligent, and cost-effective alternative to traditional shopping venues. The Company believes that selection of initial product offerings, pricing, delivery mechanisms, customer service, philosophy and a number of other factors are integrally related to the success of the Company. The Company believes that one of the advantages it has over other retail and warehouse/discount stores is being able to showcase new products which may not have as yet achieved market acceptance. In addition, the Company believes that it will not be as much "at risk" when introducing new products and services or when creating consumer demand because it is able to do so without maintaining expensive inventory. Further, the Company believes it will be able to create increased consumer demand by showcasing related products and services to its customers and more accurately gauging their market acceptance. Shopping.com believes that its success will be based on its providing excellent service at all operating levels and aggressively bringing its advantages to the attention of both the consumer and the vendor.

BUSINESS STRATEGY

         THE COMPANY'S OBJECTIVE IS TO BECOME A MAJOR RETAILER ON THE INTERNET BY PURSUING THE FOLLOWING KEY STRATEGIES:

         INCREASE MARKET AWARENESS AND BRAND NAME RECOGNITION. Shopping.com believes that it is positioned to become a leader in Internet commerce due to its management team's background and experience operating large retail and discount store formats combined with its expertise in information systems programming and technology. The Company operates in a market in which its name recognition is critical to attracting high quality vendors and a high level of customer traffic. Accordingly, the Company's strategy is to promote, advertise and increase its visibility through a variety of marketing and promotional techniques, including: advertising on leading Internet sites and in printed media, conducting an ongoing public relations campaign and obtaining links from other Web sites.

         PROVIDE COMPELLING RETAILING EXPERIENCE FOR CUSTOMERS. The Company believes buyers will be attracted by consistently low prices and desirable merchandise in a user-friendly and entertaining environment. Accordingly, the Company intends to continue offering its customers a wide array of opportunities to buy desired merchandise at low prices through a visually stimulating and user-friendly interface which is rich in both product stock keeping units ("SKUs") and product description content.

         Shopping.com plans to increase the range of merchandise offered to customers worldwide at low prices and collaborating in the development of a shopping environment including multi-lingual content and multiple currency exchange systems.

         EXPAND AND STRENGTHEN LONG-TERM VENDOR RELATIONSHIPS. The Company's ability to attract, secure, and obtain large quantities of branded merchandise for its Web site is key to its success. The Company continues to build its merchandising staff to facilitate securing long-term relationships with a variety of vendors.

         LEVERAGE LOW COST STRUCTURE. The Company is not required to pay the expenses necessary to support a traditional retail operation which requires inventory, warehouse facilities, retail store space and attendant personnel. However, the Company acts as a principal with both its venders and customers and arranges order fulfillment, payment verification, shipping functions and customer support. By eliminating traditional retail expenses and undertaking only selective point of sale functions, the Company believes it will be able to control its gross margins, monitor its customer service and realize lower operating costs than many of its competitors.

         DEVELOP INCREMENTAL REVENUE OPPORTUNITIES. The Company believes that a significant opportunity exists to develop incremental revenue opportunities, including expanding its product mix with additional products and enabling vendors to showcase new products that are well suited for its Web site. The Company also believes that the anticipated high level of traffic on its Web site will make that Web site an attractive alternative for other companies which wish to advertise on the Web. In addition, the Company hopes to expand its customer base to include more international customers. Today, the Company has customers from over 100 nations; and it anticipates increasing this base significantly as its marketing campaign expands globally.

         BUILD ON LEADING TECHNOLOGIES. The Company believes that one of its competitive advantages is its internally developed proprietary technology, which enables the Company to conduct automated sales with thousands of customers simultaneously. The Company intends to further enhance its proprietary technology to provide an even more compelling shopping experience, as well as to streamline its order processing, distribution and customer support facilities as new technology develops. Such enhancements will include integration of multilingual content and developing multiple currency exchange systems.

MERCHANDISING STRATEGY

         Shopping.com's merchandising strategy is designed to appeal to all classes of consumer and trade customers. Shopping.com intends to become a one stop shopping service by virtue of its broad merchandise mix and expects to provide the Internet shopper with a selection of variety and pricing unmatched by traditional retailers. With effective user-friendly search engine tools, the Shopping.com customer enjoys a wide array of categories and specialty products not typically offered to the general public under one store roof, while at the same time allowing its customers the ease of virtual shopping from either home or office, as well as substantial price discounts.

         Shopping.com's merchandise strategy emphasizes what the Company believes to be a competitive advantage, the combination of identifiably low pricing with broad product selection. The Shopping.com merchandise strategy builds upon the broader selection/lower price method of retailing initiated in the warehouse/discount market of the 1980's and early 1990's. Shopping.com's strategy is designed to allow the Company to compete with major retail leaders including warehouse/discount stores, traditional retail chains, and mail order catalog operators by:

    o   offering competitive prices and better values;
    o   offering a broader merchandise mix;
    o providing a low cost venue for vendors to test market acceptance of new products and services; and
    o eliminating the expenses of inventory, warehouse facilities, retail store space and attendant personnel.

         Shopping.com has made arrangements with a number of manufacturers and distributors to supply various products. Building upon the previous business relationships of Shopping.com's management team, the Company's vendors include many who can offer regional warehouse shipping points to meet customers shipping needs and thereby reduce long-haul shipping costs. In addition to meeting the criteria of product selection within a product category, any potential Shopping.com vendor must also meet the Company's standards for quality control, product selections, packaging and shipping logistics.

MARKETING AND PROMOTION

         The Company believes that an immediate and rapidly expanding market opportunity exists for Internet-based providers who can offer the consumer and trade customer an almost limitless selection of products and services at low prices via online venues. Although retail stores, warehouse/discount stores, mail order catalog operators and other providers using alternate forms of media to sell products and services all represent significant market segments, no single distribution channel of consumer products and services presently dominates the entire market.

         Shopping.com's marketing strategy is designed to promote the Shopping.com name, increase customer traffic to its Web site, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.

         Shopping.com intends to build customer loyalty through the use of customer preference and behavioral data obtained as a result of monitoring its customers' activities online. The Company's proprietary technology allows for rapid product experimentation, customer buying pattern analysis, instant user feedback and customized data-based marketing for its customers, all of which the Company incorporates in its merchandising. By offering customers compelling values, the Company seeks to increase the number of visitors who make purchases and encourage repeat visits and purchases. Loyal, satisfied customers also generate word-of-mouth advertising and awareness and are able to reach thousands of other customers and potential customers because of the reach of online communication.

         The Company currently employs and intends to employ a variety of media, product development, business development and promotional activities to achieve its marketing goals:

         ONLINE SERVICE AND INTERNET ADVERTISING. The Company intends to continue to place advertisements on various Web sites. These advertisements usually take the form of banners that encourage readers to click through directly to Shopping.com's Web site.

         TRADITIONAL ADVERTISING. The Company has used traditional media for advertising in the past and expects to use such media in the future.

         CUSTOMER GIFTS. The Company may in the future send gifts to its customers. These gifts will be designed to increase customer loyalty and provide customers with a continuing reminder of the Shopping.com Web site.

CUSTOMER SERVICE AND ORDER FULFILLMENT

         Retail shopping, as currently conducted, usually requires significant investments of time, effort, and associated costs on the part of the consumer. Generally the consumer is required to opt for either (1) limited selection/lower price, or (2) broad selection/higher price. The Company believes that the provider who can offer the consumer a broad selection and a lower price alternative should be well positioned to capture a significant portion of the online shopping market.

         The Company believes that traditional retail concepts apply to online retailing. Consumers expect online shopping to be entertaining, compelling and enjoyable. To be successful, the Company believes that an online store must also be fast, offer a wide product selection targeted to a variety of individual customer profiles and provide excellent customer service.

         The Company believes that its ability to establish and maintain long-term relationships with its customers and encourage repeat visits and purchases depends, in part, on the strength of its customer support and service operations and staff. Shopping.com encourages frequent communication with, and feedback from, its customers in order to continually improve its product and service offering. Shopping.com offers an e-mail address to enable customers to request information and to encourage feedback and suggestions. The team of customer support and service personnel is responsible for handling general customer inquiries, answering customer questions about the ordering process, and investigating the status of orders, shipments, and payments. Shopping.com also offers a toll-free line for customers (1-888-LOVE-2-SHOP) who are reluctant to enter their credit card numbers over the Internet. The Company has automated the tools used by its customer support and service staff and intends to actively pursue enhancements to, and further the automation of, its customer support and service systems and operations.

         Shopping.com's goal is to exploit the opportunity for online shopping by establishing itself as a online low-price leader providing a broad range of products and services over the Internet prior to the arrival of competitors marketing similar offerings. While the Internet presently offers an increasing amount of products, these offerings are generally limited to specialty providers offering limited product and service categories (e.g., airline tickets, books, music, CDs, flowers, and groceries). In addition, the Company believes that its proprietary technology will afford a major advantage over existing and potential Internet providers. See "Factors That May Affect Future Performance - Competition."

         The transmission, data presentation and shipping of the vast merchandise categories E-retailed by the Company involves the maintenance, continued development and efficient use of the Company's proprietary technology and well trained customer service associates. Since the delivery of merchandise sold to the customer is not within the direct control of the Company, logistics in securing, transmitting and finalizing information necessary for delivery in a manner which will satisfy the Shopping.com customer is important to the success of the Company. The Company utilizes automated interfaces for sorting and organizing its orders to enable it to achieve rapid and economic purchase and delivery times. Under the Company's arrangements with its manufacturers and distributors, electronically ordered products often are shipped by the vendor within days and sometimes within hours of receipt of an order from Shopping.com. The Company has also developed customized information systems and dedicated ordering personnel that specialize in searching special orders for customers.

TECHNOLOGY

         Shopping.com brings to the Internet commerce industry a combination of
(i) strong retail management experience, and (ii) computer and information systems design, development, implementation and operation expertise. For the fiscal years ended January 31, 1998 and 1997, the Company spent $893,923 and $83,308 respectively on product development activities. While the Company recognizes the importance of the Company's technology to the development and implementation of the Company business strategy, there can be no assurance that the Company has made or is making the optimal allocation of its resources between research and development and the other claims on the Company's resources.

         Shopping.com's operating system offers the Internet shopper the ability to browse dynamically, securely select and purchase a number of products and services offered by the Company. Management has sought to address anticipated or potential systems downtime by developing and implementing a back-up response to all its information systems. The developed and designed systems architecture accommodates peak transaction loads and will "scale up" appropriately as transaction volume increases with the expected growth in online shopping. In addition, the database-oriented design was developed to permit new media technologies to be quickly introduced into the system without the need for extensive programming.

         The Company's technology and systems are protected by systems specifically designed to assure continuity of operation in the event of natural catastrophes or local shutdown of power. Shopping.com employs internal protective equipment for its systems. For security, a firewall with special protection has been created to avoid invasion by hackers or competitors. In addition, on-site back-up and redundancy is provided. The Company has formulated a contingency plan in case of a natural disaster. All data is downloaded and stored in locked containers off-site on a daily basis. Security is also afforded customers through the use of a Secured Socket Layer (S.S.L.) key with Verisign to protect credit card information. See "Factors That May Affect Future Performance -- Risk of Capacity Constraints; Reliance on Internally Developed Systems; System Development Risks"; "--Risk of System Failure; Single Site and Order Interface"; and "-- Online Commerce Security Risks."

INTELLECTUAL PROPERTY

         The Company regards its Shopping.com name and related software as proprietary and relies primarily on a combination of copyright, trademark, trade secret, and confidential information laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. There can be no assurance that these protections will be adequate to protect against technologies that are substantially equivalent or superior to the Company's technologies. The Company does not currently hold any patents or have any patent applications pending for itself or its products and has not obtained Federal registration for any of its trademarks. The Company enters into non-disclosure and invention assignment agreements with certain of its employees and enters into non-disclosure agreements with certain of its consultants and subcontractors. However, there can be no assurance that such measures will be adequate to prevent competitors from developing similar software.

         The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. However, the Company is a recent entrant in the sale of merchandise on the Internet, and there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products, trademarks or other Company works. Such an assertion may require the Company to enter into royalty arrangements or result in costly litigation.

         The Company is also dependent upon existing technology related to its operations. To the extent that new technological developments are unavailable to the Company on terms acceptable to it, or not at all, the Company may be unable to continue to implement its business plan which would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. See "Factors That May Affect Future Performance -- Limited Protection of Intellectual Property and Proprietary Rights."

COMPETITION

         The online commerce industry, particularly on the Internet, is new, rapidly evolving and intensely competitive. The Company expects such competition to intensify in the future. Barriers to entry are minimal, allowing current and new competitors to launch new Web sites at a relatively low cost. The Company currently or potentially competes with a variety of other companies. These competitors include: (i) various online vendors of other consumer and trade products and services including CUC International, Amazon.com, ONSALE, NetGrocer, iMALL, Internet Shopping Network, Micro Warehouse, CDNow, QVC and Home Shopping Network; (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues form online commerce, including America Online, Microsoft Network, Prodigy and Compuserve;
(iii) mail order catalog operators such as Spiegel, Lands End, and Sharper Image; (iv) retail and warehouse/discount store operators such as Wal-Mart, Home Depot, Target and Price/Costco; and (v) other international catalog companies which may enter the online commerce industry. Both Wal-Mart and Home Depot have announced their intention to devote substantial resources to online commerce at discount prices, which, if successful, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. However, the Company believes that retail and warehouse/discount operators will be somewhat restricted in their ability to lower prices by the need to protect their own pricing strategy to avoid cannibalizing their store margins.

         The Company believes that the principal competitive factors for its market are price, speed of fulfillment, name recognition, wide selection, personalized services, ease of use, 24-hour accessibility, customer service, convenience, reliability, quality of search engine tools, and quality of editorial and other site content. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than the Company. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to the Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished franchise value. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. In addition, companies that control access to transactions through network access or web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion. See "Factors That May Affect Future Performance -- Competition."

GOVERNMENTAL REGULATION

         The Company is not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, financial condition and results of operations

         Permits or licenses may be required from federal, state or local governmental authorities to operate or to sell certain products on the Internet. No assurances can be given that such permits or licenses will be obtainable. The Company may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. No assurance can be made that the Company will be able to comply with such legislation or statutes. See "Factors That May Affect Future Performance -- Governmental Regulation and Legal Uncertainties."

ENVIRONMENTAL ISSUES

         The Company's operations are not currently impacted by federal, state, local and foreign environmental protection laws and regulations.

EMPLOYEES

         As of January 31, 1998, the Company employed 67 full-time and 9 part-time employees, including 14 in Management Information Systems, five in Marketing and nine in Accounting and Administration. One employee holds a doctorate in education. Six additional employees hold master's degrees. The number of employees has since grown to 70 full-time and 11 part-time employees. The Company believes that its future success will depend in part on its ability to attract, hire and maintain qualified personnel. Competition for such personnel in the online industry is intense. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes its relationship with its employees to be good. See "Factors That May Affect Future Performance -- Dependence on Key Personnel; Need for Additional Personnel."

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the names, ages, and positions of the executive officers, directors, and senior management of the Company.

         Name                        Age             Position
         ----                        ---             --------
Executive Officers And Directors
--------------------------------
Frank W. Denny                       63       Chairman of the Board
Robert J. McNulty                    51       President, Chief Executive Officer
                                              and Director
Douglas Hay                          44       Executive Vice President and
                                              Director
Kristine E. Webster                  29       Senior Vice President, Chief
                                              Financial Officer, and Secretary
Mark S. Winkler                      39       Chief Information and Technology
                                              Officer
Paul J. Hill                         51       Director
Edward F. Bradley                    57       Director


FRANK W. DENNY. Mr. Denny joined Shopping.com in April 1998 as its Chairman of the Board. He is also the President and CEO of Group InterCom, an international marketing and consulting group headquartered in San Antonio, Texas and has served in those offices since 1991. Through its United States and International offices, Group InterCom is engaged in the sale, marketing and manufacture of general hard lines retail merchandise internationally. Group InterCom also is a consulting firm specializing in retail concept development and implementation as well as mergers and acquisitions. Mr. Denny is the president of Stilden Co., Inc., a consulting company which is wholly-owned by affiliates of Mr. Denny and which has a contract to consult with the Company which terminates March 31, 2000.

Prior to this time, Mr. Denny was a founder, Chairman of the Board, President and CEO of Builders Square, one of the largest retail home improvement warehouse operations in the United States. Prior to Builders Square, Mr. Denny was President of W.R. Grace Home Centers, a chain of home centers operating over 300 stores nationally.

Mr. Denny was an officer of the Home Center Institute and a charter member of the National Home Center Congress and Exposition. He was also a founder of the Do It Yourself Research Institute based in Indianapolis, Indiana.

ROBERT J. MCNULTY. In November 1996 Mr. McNulty founded Shopping.com and has been its President, Chief Executive Officer, and member of its Board of Directors since its inception, and devotes substantially all of his business time to the Company. Mr. McNulty also founded Cyber Depot in February 1996. From September 1992 until November 1994, Mr. McNulty held senior management positions with Auto Expo Inc., a privately held corporation which operated retail auto parts stores in California and Nevada. After his resignation in June of 1994, until March 1995, he continued in an advisory position as a consultant to that company. The subsequent management, which did not include Mr. McNulty and was unassociated with Mr. McNulty, filed an assignment for the benefit of creditors in California on November 22, 1995. In 1983 Mr. McNulty founded and served as Chief Executive Officer of HomeClub (now known as Home Base), until its merger with Zayre Corp. in 1986. He also serves as Chairman of the Board of Directors of U.S. Forest Industries, Inc., a forest products company. Mr. McNulty has also founded and been involved with several other retail companies, both public and private, in a broad range of merchandise categories including sporting goods, home improvement, hardware, office products and automotive. Without admitting or denying the allegations of a complaint filed against him by the SEC, Mr. McNulty consented to an entry of a final decree in the U.S. District Court on October 10, 1995, enjoining him from violating certain provisions of the federal securities laws.

DOUGLAS HAY. Mr. Hay joined the Company in May, 1997 as its Executive Vice President and was elected as a member of the Board of Directors in July, 1997. Mr. Hay has spent over 25 years in the field of marketing consumer products and services. From 1990 to April 1997, Mr. Hay was General Manager of Projects Et Al Inc., a business consulting firm that developed marketing and merchandising programs for some of the nations leading retail companies. Mr. Hay has also served as Vice President of Marketing for Northern Automotive, Inc., an automotive parts retail company.

KRISTINE E. WEBSTER. Ms. Webster joined the Company in July 1997 as its Senior Vice President, Chief Financial Officer and Secretary. From July 1995 to August 1997, Ms. Webster served as an Assistant Professor of Accounting at La Sierra University, a private four year university and as an adjunct professor at California State University, San Bernardino. From April 1993 to July 1995 Ms. Webster served as the Controller of National Xpress Logistics, a transportation logistics brokerage company and a wholly-owned subsidiary of US Xpress Enterprises, Inc. Prior to that she was with Ernst and Young, LLP form January 1988 to April 1992. From May 1992 to March 1993, she was a consultant and contract professor. In addition, since December 1990, Ms. Webster has owned Plaza travel, a travel agency specializing in group travel. Ms. Webster received her Bachelor of Business Administration degree, summa cum laude, from Loma Linda University in 1989 and her Master of Business Administration degree from La Sierra University in 1991. She is a Certified Public Accountant in the State of California.

MARK S. WINKLER. Mr. Winkler joined the Company in May 1997 as its Chief Information and Technology Officer. From 1978 to April 1997, Mr. Winkler founded and served as Chief Executive Officer of Winkler and Associates, a software consulting company which provided consulting services for various companies including Warner Brothers, IBM, Inc. - Broadcast Solutions Division, Pacificare HMO, American Express Company, Los Angeles Times, Air Freight Forwarding Company, Inc., Jefferies & Company, Inc., Alliance Logistics Resources, Inc., Bank of America State Trust Company, TRW, Inc., and Jet Propulsion Laboratory. Mr. Winkler received his Bachelor of Science degree in Computer Science from the University of California, Santa Barbara in 1981.

PAUL J. HILL. Mr. Hill joined the Company as a member of its Board of Directors in April 1997. He brings over 25 years of experience in managing diversified integrated companies operating in areas such as insurance, real estate, communications, resources and manufacturing. From June 1994 to the present, Mr. Hill has served as Chairman of Crown Life Insurance Company. Mr. Hill has participated as a board member and co- officer of many public and private companies in both the United States and Canada. From 1978 to the present, Mr. Hill has also been President of McCallum Hill Companies, a diversified company with operations in real estate, oil and gas and brokerage. Mr. Hill received both a Bachelor of Science and a Bachelor of Arts degree from Georgetown University in 1967 and a Master of Business Administration form the University of Western Ontario in 1969.

EDWARD F. BRADLEY. Mr. Bradley joined the Company as a member of its Board of Directors in April 1997. From December 1996 to the present, Mr. Bradley has been President and Chairman of Cannon Industries, Inc., a business development and venture capital firm. Prior to joining Cannon Industries, Inc., from January 1993 to December 1996, Mr. Bradley was the Corporate Director of Quality of Geneva Steel Corp., an integrated steel manufacturer. From 1985 to January 1993, Mr. Bradley carried on a management consulting business. From 1972 to 1985, Mr. Bradley was President of his environmental consulting company with regional offices in New York, Washington, D.C., Chicago, Detroit, and Milwaukee. Mr. Bradley has also functioned as a Special Consultant to the U.S. Environmental Protection Agency in Washington, D.C. Mr. Bradley received both a Bachelor of Science degree in Civil Engineering in 1961 and a Master of Science degree in Civil Engineering in 1964 from the University of Notre Dame, and is a Registered Professional Engineer. From 1988 to June 1996, Mr. Bradley was an Adjunct Professor in Engineering Economics at the University of Utah.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal administrative, engineering, marketing and customer service facilities are located in an office building at 2101 East Coast Highway, Corona del Mar, California and encompass approximately 9,200 square feet. The Company expects to outgrow its current space within the next two years. In such event, the Company expects it will be able to find suitable facilities at commercially reasonable prices, although no assurances can be given. The space occupied by the Company is under a triple net lease which will expire on February 28, 2002. The lease provides for monthly rental of approximately $9,690 with annual increases. Beginning in April 1998 the monthly rent rose to approximately $10,994.


ITEM 3.  LEGAL PROCEEDINGS

         In July 1997, a former consultant filed a lawsuit in the Orange county superior Court seeking damages for termination of an alleged contractual relationship. The complaint against the Company and a senior manager alleges breach of consulting agreement, breach of employment agreement, breach of implied covenant of good faith and fair dealing, violation of the California Labor Code and prays for economic damages in the amount of $112,500 and 6,000 shares of common stock of the Company. The Company cross complained for declaratory relief. The matter has settled and the parties are in the process of finalizing the settlement.

         On July 8, 1997, a former officer resigned. By letter dated July 10, 1997, the Company tendered payment to buy back 140,000 shares of Common Stock of the Company pursuant to a shareholder agreement. The former officer rejected the tender, claiming that the amount was not the fair market value of the shares. On March 17, 1998, the former officer of the Company filed a lawsuit in Orange County Superior Court for the State of California seeking damages for breach of contract, conversion, and breach of fiduciary duty with respect to 70,000 shares. The Company believes that it has meritorious defenses, as well as affirmative claims, against the former officer and intends to vigorously protect its rights in this matter. On March 27, 1998, the Company filed a lawsuit in Orange County Superior Court asserting, inter alia, breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, declaratory relief and specific performance.

         In March of 1998, the Company became aware that the Securities and Exchange Commission (the "SEC") had initiated a private investigation to determine whether the Company, Waldron & Co., Inc. ("Waldron"), the principal market maker in the Company's stock, or any of their officers, directors, employees, affiliates or others had engaged in fraudulent activities in connection with transactions in the Company's stock. The SEC suspended trading in the Company's stock from 9:30 a.m. EST, March 24, 1998 through 11:59 p.m. EDT on April 6, 1998 pursuant to Section 12(k) of the Securities Exchange Act of 1934. Waldron was given permission by the National Association of Securities Dealers ("NASD") to resume trading in the Company's stock on the electronic bulletin boards beginning on April 30, 1998. The Company and its officers and directors believe that they have not been guilty of any fraudulent conduct in connection with transactions in the Company's stock or otherwise. Nevertheless, the investigation by the SEC, the interruption of the trading of the Company's stock on the electronic bulletin boards and the attendant adverse publicity may not only reduce significantly the liquidity of that stock but also make it difficult for the Company to raise additional capital to continue its development and expansion. The inability of the Company to raise additional capital would have material adverse effect on the Company's business, prospects, financial condition and results of operations and may prevent the Company from carrying out its business plan. See "Factors That May Affect Future Performance
- The Need For Additional Capital."

         On April 16, 1998, Michael A. Martucci on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998 filed suit in the California Superior Court for the County of Orange alleging violations of the California securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and one other broker-dealer and two of those firm's executives. The complaint charges that the defendants "participated in a scheme and wrongful course of business to manipulate the price of [the Company's] stock, which included: (i) defendant Waldron's refusal to execute sell orders; (ii) the use of illegal stock parking; (iii) the use of illegal above-market buy-ins to intimidate and dissuade potential short sellers from selling [Company] stock short; (iv) the sale of [Company] shares to discretionary accounts without regard to suitability; and (v) the dissemination of materially false and misleading statements about [the Company's] operating performance and its future prospects." The complaint further alleges that the Company "secretly arranged to sell $250,000 of product to Waldron as part of defendants' effort to have [the Company] post revenue growth prior to the [Company's] planned [initial public offering]," that such sales constituted almost 25% of the Company's revenues between its inception and March 26, 1998 and that the Company did not disclose such sales or their significance in the Prospectus used in the Company's initial public offering. The plaintiff seeks compensatory damages in an unspecified amount, attorneys' fees and costs, injunctive relief, disgorgement or restitution of the proceeds of the Company's IPO and the defendants' profits from trading in the Company' s stock, and the imposition of a constructive trust over the Company's revenues and profits. The Company does not believe that it is guilty of the acts alleged in the complaint and intends to defend against this action vigorously. Nonetheless, and despite the Company's insurance coverage for such actions, this class action suit may be very harmful to the Company. Diversion of management time and effort from the Company's operations and the implementation of the Company's business plan at this crucial time in the Company's development may adversely and significantly affect the Company and its business. The continued pendency of this litigation may make it difficult for the Company to raise additional capital to continue its development and expansion. The inability of the Company to raise additional capital would have material adverse effect on the Company's business, prospects, financial condition and results of operations and may prevent the Company from carrying out its business plan. See "Factors That May Affect Future Performance
- The Need For Additional Capital."

         The Company is involved in two other labor related disputes. Although it is not possible to predict the outcome of these disputes, or any future claims against the Company related hereto, the Company believes that such disputes will not, either individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 20, 1997, the Company's shareholders adopted by written consent the Amended and Restated Articles of Incorporation (the "Articles") which were filed with the Secretary of State of the State of California on December 5, 1997. The number of shares voting in favor was 1,890,000 shares, or 66.76% of the Company's outstanding common stock, 1,500,000 shares, or 100%, of the Company's outstanding Series A Preferred Stock and 543,000 shares, or 50.61%, of the Company's outstanding Series B Preferred Stock, 941,000 shares of the Company's outstanding common stock, zero shares of the Company's outstanding Series A Preferred Stock and 530,000 shares of the Company's outstanding Series B Preferred Stock did not vote. Pursuant to Section 603(b)2 of the California Corporations Code, notice was mailed to all of the shareholders who had not consented in writing to the action of the shareholders taken by the written consent. In connection with the Company's initial public offering during which all of the Company's outstanding Preferred Stock were converted into the Company's Common Stock, the Articles eliminated the Company's authorized Series A and Series B Preferred Stock and effected a 1-for-2 consolidation of the Company's outstanding Common Stock. Following the filing of the Articles, the Company had one class of shares, Common Stock, and was authorized to issue 20,000,000 shares.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

a.       Market Information.

         The Company's common stock began trading under the symbol "IBUY" in the over-the-counter securities market on November 26, 1997. The over-the-counter quotations reflect interdealer bid prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The over-the-counter market does not constitute active trading and trading in the Company's common stock is limited and sporadic. The following table sets forth the range of high bid and low bid quotations since the Company began trading on November 26, 1997 through the end of the fourth quarter January 31, 1998. The prices were retrieved from "WWW.STOCKTOOLS.COM."

Common Stock
------------

For Fiscal Year Ended January 31, 1998            High             Low
--------------------------------------            ----             ---
         Fourth Quarter                           $15.250          $8.500


         Prior to November 1997 there was no active market for the Company's securities.

         On March 24, 1998, the SEC suspended trading in the Company's securities for the period from 9:30 a.m. EST, March 24, 1998 through 11:59 p.m. EDT, on April 6, 1998.

The SEC's order stated that there appeared to be a "lack of current and accurate information concerning the securities of Shopping.com because of recent market activity in the stock that may have been the result of manipulative conduct." Ref. SEC Release File No. 500-1. The Company became aware in March of 1998 that the SEC had initiated a private inquiry to determine whether violations of
Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder had occurred in connection with alleged false and misleading statements concerning the alleged control and manipulation of the Company's Common Stock. The SEC is investigating the facts to determine whether violations, if any, have occurred. The Company is fully cooperating with the SEC's inquiry. See "Legal Proceedings."

         Following the termination of the SEC's suspension, the NASD did not immediately allow the Company's principal market maker, Waldron & Co., Inc. ("Waldron"), to resume trading in the Company's securities on the electronic bulletin boards. Waldron was approved for such trading, and such trading resumed on April 30, 1998.

b.       Holders.

         As of April 27, 1998, there were 43 shareholders of record of the Company's common stock, however the Company is aware that the beneficial shareholders of the Company's common stock exceeds 450.

c.       Dividends.

         The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all future earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

d.       Recent Sales Of Unregistered Securities

         The following are all securities sold by Registrant within the past three (3) years without registering the securities under the Securities Act:

        DATE                           TITLE                   AMOUNT

(1)(a)  March 1997-June 1997           Common Stock            1,282,500 Shares

         (b) There were no underwriters used in connection with this offering. 1,150,000 shares of Common Stock were offered and sold to Robert J. McNulty, CEO of the Registrant. Subsequently, Mr. McNulty gifted an aggregate of 325,000 of such shares to various employees of the Company for no consideration. In addition, the Company offered and sold shares of Common Stock to Bill Gross' idealab!, a company controlled by Bill Gross, a former director of Registrant (100,000 shares); Alvin S. Morrow, (2,500 shares); and 30,000 shares to an independent consultant who provided the Registrant's web site; all of whom were accredited investors and residents of the State of California.

         (c) The securities were sold for two cents ($.02) per share except for the 30,000 shares issued to an independent consultant which were valued at $.20 per share for an aggregate consideration of $30,650.

         (d) The issuer relied on Section 4(2) and 3(a)(11) of the Securities Act of 1933, as amended.

         (e)  Not Applicable.

        DATE                       TITLE                       AMOUNT

(2)(a)  March 1997-April 1997      Series A Preferred Stock    750,000 Shares
                                   Warrants for Common Stock   375,000 Warrants

         (b) There were no underwriters used in connection with this offering. The securities were offered and sold only to two accredited investors, Cyber Depot, Inc., a corporation controlled by Robert J. McNulty, President and CEO of the issuer, and Bill Gross' idealab! a corporation controlled by Bill Gross, a director of Registrant. One Warrant was issued for each two shares.

         (c) The securities were sold for forty cents ($.40) per share of Series A Stock.

         (d) The issuer relied on Rule 506 under Regulation D based on the fact that all offerees were accredited investors under Rule 501.

         (e) The Warrants are convertible into one share of the Company's common stock at an exercise price of $3.00 per share. The Warrants expire five years from the date of issuance.

        DATE                       TITLE                       AMOUNT

(3)(a)  April 1997-September 1997  Series B Preferred Stock    536,500 Shares
                                   Warrants for Common Stock   268,250 Warrants

          (b) There were no underwriters used in connection with 536,500 shares of this offering. Waldron & Co., Inc. acted as placement agents for 200,000 shares of this offering and received fees of $78,000. The securities were offered and sold only to accredited investors. One Warrant was issued for each two shares of Series B Stock.

         (c) The securities were sold for Three Dollars ($3.00) per share for an aggregate consideration of $1,609,500. The Warrants are exercisable for five years for the purchase of one share of common stock at a strike price of $3.00.

         (d) The issuer relied on Rule 506 under Regulation D based on the fact that all offerees were accredited investors under Rule 501.

         (e) Not applicable.

        DATE                       TITLE                       AMOUNT

(4)(a)  June 1997-September 1997   Promissory Notes            $1,150,000
                                   Warrants for Common Stock   382,950 Warrants

         (b) No underwriters were used in connection with $50,000 principal amount of such Notes. Waldron & Co., Inc., acted as placement agents in connection with the placement of the $1,100,000 principal amount of such Notes, and received fees of $143,000. The securities were offered and sold only to qualified and accredited investors. 333 Warrants were issued for each $1,000 in principal amount of such Notes.

         (c) The Notes were sold for an aggregate consideration of $1,150,000. The accompanying Warrants are exercisable for five years for the purchase of one share of common stock at an exercise price of $6.00 per share.

         (d) The issuer relied on Rule 506 under Regulation D based on the fact that all offerees were accredited investors under Rule 501.

         (e) The Warrants are exercisable for five years for the purchase of one share of common stock at an exercise price of $6.00 per share.

        DATE                       TITLE                       AMOUNT

(5)(a)  April 1997                 Common Stock                8,000 Shares

         (b) There were no underwriters used in connection with this private placement. The securities were offered and sold to Typhoon Capital Consultants, LLC in exchange for consulting services.

         (c) The securities were valued at $6.00 per share and were exchanged for business consulting services, for an aggregate consideration valued at $48,000.

         (d) The issuer relied on Section 4(2) of the Securities Act of 1933, as amended.

         (e) Not applicable.


        DATE                       TITLE                       AMOUNT

(6)(a)  September 1997             Common Stock                125,000 Shares
                                   Promissory Note             $600,000
                                   Warrants for Common Stock   199,800 Shares

         (b) Waldron & Co., Inc. acted as placement agent in connection with this private placement and was paid $78,000 in fees therefor. The securities were issued to En Pointe Technologies, Inc., an accredited investor.

         (c) The Common Stock was valued at $6.00 per share and was issued as consideration for a 5 year license to the Company to use En Pointe's EPIC software. The Notes were issued at face value for a $600,000 loan to the Company. 333 Warrants were issued for each $1,000 principal amount of the Note. The Warrants are exercisable for five years for the purchase of one share of stock at a strike price of $4.50 per share.

         (d) The issuer relied on Rule 506 under Regulation D based on the fact that En Pointe is an accredited investor.

         (e) The Warrants are exercisable for five years for the purchase of one share of stock at a strike price of $4.50 per share.

        DATE                       TITLE                       AMOUNT

7(a)    February 1998              Common Stock                47,059 Shares

         (b) There were no underwriters used in connection with this offering. The shares were offered pursuant to a Subscription Agreement between the Company and Premiere Radio Network, Inc., a Delaware corporation ("PRN"), dated February 19, 1998.

         (c) PRN agreed to purchase the shares in consideration of radio advertising valued at $1,000,000.

         (d)The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Securities Act of 1933, as amended.

         (e) In the event that the average closing price of the Company's common stock for the ten days prior to February 19, 1999 is less than $21.25 per share, the Company will issue to PRN up to 52,941 additional shares.

---------
(1) All share amounts and related information reflect a one-for-two reverse stock split effective upon the effective date of the Company's initial public offering.

e.       Use Of Proceeds.

          The Company's registration statement, Registration No. 333-36215, under the Securities Act of 1933, as amended, for its initial public offering (the "Registration Statement") became effective on November 25, 1997, and the initial public offering commenced on November 25, 1997. The offering terminated after the sale of all securities that were registered under the Registration Statement. Waldron & Co., Inc. was the managing underwriter of the offering. The Company registered and sold 1,300,000 shares of common stock with an aggregate price of $11.7 million. The Company incurred a total of approximately $2.3 million of expenses in connection with the registration and distribution of common stock in the offering, of which approximately $1.1 million was paid in underwriting discounts and commissions, approximately $400,000 was paid to the underwriters, Waldron & Co., Inc., for expense reimbursement and approximately $400,000 were paid to third parties for other expenses. Offering proceeds, net of aggregate expenses of approximately $2.3 million, was $9.4 million. The Company has used approximately $1.6 million of the net offering proceeds for advertising and marketing, approximately $1.7 million for repayment of promissory notes, and approximately $300,000 for repayment of interim loans, approximately $2.9 million for general administrative and working capital expenses paid directly or indirectly to third parties, approximately $1.3 million for capital expenditures and systems architecture development, approximately $50,000 for personnel, and approximately $60,000 for facilities. The Company has not used any of the net offering proceeds for construction of plant, building or facilities; purchases of real estate; or acquisition of other businesses. Except in the form of wages to employees and ordinary business expense reimbursement, none of the net offering proceeds and none of the expenses paid in connection with the registration and distribution of the common stock in the offering were paid directly or indirectly to directors, officers or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company. With the exception of capital expenditures and systems architecture development along with additional costs associated with the initial public offering the use of proceeds did not materially change from the use of proceeds described in the prospectus.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

FORWARD LOOKING STATEMENTS

         The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward-looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward-looking information, see "Factors That May Affect Future Performance" herein.

RESULTS OF OPERATIONS

NET SALES

         Although the Company commenced operations in February 1996, it did not begin selling products and services on its Web site until July 11, 1997 prior to which time it was still in the process of evaluating the technical features of its Web site. For the twelve months ending January 31, 1998, the Company generated $850,724 of net sales, approximately 40% of which were sales to

Waldron & Co., Inc. ("Waldron"). The sales to Waldron occurred primarily during the second and third quarters of the twelve-month period ending January 31, 1998 and largely consisted of a one-time purchase of a CISCO and Compaq computer system which allowed the Company to generate higher gross margins. The Company believes that it is not dependent upon Waldron or any other customer and that the loss of Waldron as a customer would not have a material adverse impact on the Company. The Company expects the sales to Waldron to continue to decline as a percentage of total sales. The Company's business model is based on a low-profit margin coupled with a large volume of sales to a broad customer base. The Company records sales at the time products are shipped to customers, which includes the retail sales price of the product and any shipping and handling charges billed to its customers. As of January 31, 1998, the Company created a reserve for sales returns of $10,000.

COST OF SALES

         Cost of Sales includes the actual cost the Company pays its vendors for the products and the actual shipping and handling charges incurred by the Company to ship products to its customers. The cost of sales for the twelve months ending January 31, 1998 was $793,957, or approximately 93.3% of net sales. The Company's gross profit margin was approximately 6.7% for the twelve months ending January 31, 1998. The failure to generate sales with sufficient margins to cover its operating expenses will result in losses and could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

ADVERTISING AND MARKETING EXPENSES

         Advertising and marketing expenses consist primarily of public relations, media advertising, travel and costs of marketing literature. Advertising and marketing expenses incurred by the Company for the twelve months ending January 31, 1998 were $871,964 or approximately 102.5% of net sales. The Company intends to significantly increase its advertising and marketing expenses in future periods.

PRODUCT DEVELOPMENT EXPENSES

         Product development expenses consist primarily of expenses incurred by the Company during the initial development and creation of its Web site. Product development expenses include compensation and related expenses, depreciation and amortization of computer hardware and software, and the cost of acquiring, designing, and developing and editing Web site content. Product development expenses incurred by the Company for the twelve months ending January 31, 1998 were $893,923 or approximately 105.1% of net sales. The Company believes that significant investments in enhancing its Web site will be necessary to become and remain competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses not otherwise attributable to product development and advertising and marketing expenses consist primarily of compensation, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses incurred by the Company for the twelve months ended January 31, 1998 were $3,261,749 or approximately 383.4% of net sales.

INTEREST EXPENSE

         Interest expense for the twelve months ending January 31, 1998 was $580,679 or 68.3% of net sales and is primarily attributable to the Promissory Notes issued by the Company from inception through January 31, 1998. Included in interest expense is $221,000 of loan origination fees related to the Promissory Notes and $299,700 of financing costs related to the issuance of certain warrants in connection with $600,000 of Promissory Notes. The Promissory Notes were paid using the proceeds of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity were cash and cash equivalents derived from public and private sales of the Company's equity and debt securities. The sole source of funds for the Company from the date of inception through January 31, 1998, other than the sale of equity and debt securities, has been from sales of products in the amount of $850,724.

         Capital expenditures for the twelve months ending January 31, 1998 were $1,629,166. The Company has no material commitments for capital expenditures other than a capital lease obligation for certain equipment as of January 31, 1998, the aggregate amount of which is $439,718. The Company does not anticipate a substantial increase in its capital expenditures in 1998.

         The Company experienced a net loss of $5,522,029 and generated net sales of $850,724 for the year ended January 31, 1998. THE COMPANY'S ABILITY TO SURVIVE AND GROW FOR THE IMMEDIATE FUTURE WILL DEPEND ON THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL FROM PUBLIC OR PRIVATE EQUITY OR DEBT SOURCES. IN ADDITION, THE COMPANY BELIEVES THAT IT WILL NEED TO RAISE ADDITIONAL FUNDS IN ORDER TO AVAIL ITSELF OF ANY UNANTICIPATED OPPORTUNITIES (SUCH AS MORE RAPID EXPANSION, ACQUISITIONS OF COMPLEMENTARY BUSINESSES OR THE DEVELOPMENT OF NEW PRODUCTS OR SERVICES), TO REACT TO UNFORESEEN DIFFICULTIES (SUCH AS THE LOSS OF KEY PERSONNEL OR THE REJECTION BY INTERNET USERS OF THE COMPANY'S WEB SITE CONTENT) OR TO OTHERWISE RESPOND TO UNANTICIPATED COMPETITIVE PRESSURES. THE COMPANY HAS USED RATHER THAN PROVIDED CASH FROM ITS OPERATIONS. THESE FACTORS RAISE A SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. IN VIEW OF THE MATTERS DESCRIBED ABOVE, RECOVERABILITY OF A MAJOR PORTION OF THE COMPANY'S RECORDED ASSET AMOUNTS IS DEPENDENT UPON THE COMPANY'S ABILITY TO RAISE SUFFICIENT CAPITAL TO FUND ITS WORKING

CAPITAL REQUIREMENTS UNTIL THE COMPANY CAN GENERATE SUFFICIENT SALES VOLUME TO COVER ITS OPERATING EXPENSES.

         IN ADDITION TO THE CAPITAL RAISED IN 1997 THROUGH PRIVATE DEBT AND EQUITY OFFERINGS AND THE COMPANY'S INITIAL PUBLIC OFFERING, THE COMPANY IS CURRENTLY NEGOTIATING WITH SEVERAL INVESTORS ABOUT RAISING ADDITIONAL CAPITAL THROUGH PRIVATE PLACEMENT OFFERINGS. MANAGEMENT OF THE COMPANY BELIEVES THAT ITS CURRENT CASH ON HAND PLUS THE ADDITIONAL CAPITAL THAT IS EXPECTED TO BE RAISED IN THE FUTURE WILL BE SUFFICIENT TO COVER ITS WORKING CAPITAL NEEDS UNTIL THE COMPANY'S SALES VOLUME REACHES A SUFFICIENT LEVEL TO COVER OPERATING EXPENSES. HOWEVER THERE CAN BE NO ASSURANCE THAT SUCH CAPITAL RESOURCES WILL BE AVAILABLE TO THE COMPANY OR THAT IF AVAILABLE, SUCH FUNDS WILL BE ON TERMS ACCEPTABLE TO THE COMPANY. IN ADDITION, THE INVESTIGATION BY THE SEC, THE INTERRUPTION OF THE TRADING OF THE COMPANY'S STOCK ON THE ELECTRONIC BULLETIN BOARDS, THE PENDENCY OF LAWSUITS AND THE ATTENDANT ADVERSE PUBLICITY MAY NOT ONLY REDUCE SIGNIFICANTLY THE LIQUIDITY OF THE COMPANY'S STOCK BUT ALSO MAKE IT DIFFICULT FOR THE COMPANY TO RAISE ADDITIONAL CAPITAL TO CONTINUE ITS DEVELOPMENT AND EXPANSION. SEE "LEGAL PROCEEDINGS."

         If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then existing stockholders will be reduced. Moreover, shareholders may experience additional and significant dilution, and such equity securities may have rights, preferences or privileges senior to those of the Company's common stock. There can be no assurance that additional financing will be available on terms acceptable to the Company. The Company may be unable to implement its business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

EMPLOYEES

         As of July 31, 1997, the Company employed 34 full-time and 10 part-time employees, including nine in Management Information Systems and Research and Development, two in Marketing, and five in Accounting and Administration. As of January 31, 1998, the number of employees was 67 full-time and 9 part-time. The number of employees has since grown to 70 full-time and 11 part-time employees. The Company believes that its future success will depend in part on its ability to attract, hire and maintain qualified personnel. However, the Company believes there will not be a significant increase over the next twelve months. Competition for such personnel in the online industry is intense. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company believes its relationship with its employees to be good.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

         The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, the factors discussed below.

THE NEED FOR ADDITIONAL CAPITAL

         The Company must seek additional financing in order to sustain operations or achieve planned expansion. While the Company believes that it will be able to find the additional capital resources necessary to sustain operations, there can be no assurance that such additional funds will be available or that if available, such additional funds will be on terms acceptable to the Company.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES

         The Company commenced operations in February 1996, was incorporated on November 22, 1996 and began selling products on its Web site on July 11, 1997. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly expanding markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         Since inception, the Company has incurred significant losses, and as of January 31, 1998 had an accumulated deficit of approximately $5.7 million. The Company believes that its success will depend in large part on its ability to
(i) obtain a wide-spread name recognition, (ii) provide its customers with an outstanding value and a superior shopping experience, (iii) achieve sufficient sales volume to realize economies of scale, and (iv) successfully coordinate the fulfillment of customer orders without the need to maintain expensive real estate warehousing facilities and personnel. Accordingly, the Company intends to invest heavily in marketing and promotion, site development and technology and operating infrastructure development. The Company also intends to offer attractive pricing programs, which will reduce its gross margins. Because the Company has relatively low gross margins, achieving profitability depends upon the Company's ability to generate and sustain substantially increased sales levels. As a result, the Company believes that it will incur substantial operating losses for the foreseeable future, and that the rate at which such losses will be incurred will increase significantly from current levels.

         The Company incurred a net loss of $201,697 and had negative cash flows from operations during the year ended January 31, 1997 of $136,546, and had a shareholders deficit of $78,647 as of January 31, 1997. For the year ended January 31, 1998 the Company had net losses totaling $5,522,029, negative cash flows from operations of $4,842,628 and had an accumulated deficit of $5,723,726. Management raised capital during 1997 through private placement offerings of equity and debt securities and completed an initial public offering in the latter part on 1997, which provided funding to continue present operations, marketing and development activities.

         The Company has used a portion of the net proceeds of its initial public offering to fund its operating losses. As of January 31, 1998, the Company had approximately $4.8 million remaining of the net proceeds and as of April 30, 1998, the Company had approximately $1.4 million. Such net proceeds, together with cash generated by operations, will, in the Company's view, be insufficient to fund the Company's anticipated operating losses until its sales increases to a sufficient level to cover operating expenses. In order to continue to fund operating losses while it seeks to implement its business plan until its sales increase to a sufficient level to cover operating expenses, the Company must raise additional funds. There can be no assurance that such financing will be available, if at all, in amounts or on terms acceptable to the Company. In addition, the investigation by the SEC, the interruption of the trading of the Company's stock on the electronic bulletin boards and the attendant adverse publicity may also make it difficult for the Company to raise additional capital to continue its development. See "Legal Proceedings."

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

         As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues. Sales and operating results generally depend on the volume of, timing of, and ability to fulfill orders received, which are difficult to forecast. The Company will not be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall until revenues grow substantially. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures could have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

         The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors which may adversely effect the Company's quarterly operating results include: (i) the Company's ability to obtain and retain customers, attract new customers at a steady rate, maintain customer satisfaction and establish consumer confidence in conducting transactions on the Internet environment, (ii) the Company's ability to manage fulfillment operations electronically and without warehouse facilities and to establish competitive gross margins, (iii) the announcement or introduction of new Web sites, services and products by the Company and its competitors, (iv) price competition or higher vendor prices, (v) the level of use and consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's Web site, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to the expansion of the Company's business, operations and infrastructure, (x) delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems, (xi) the level of merchandise returns expected by the Company, (xii) governmental regulation and taxation,
(xiii) economic conditions specific to the Internet and online commerce, and
(xiv) general economic conditions.

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

RISK OF CAPACITY CONSTRAINTS; RELIANCE ON INTERNALLY DEVELOPED SYSTEMS; SYSTEM DEVELOPMENT RISKS

         A key element of the Company's strategy is to generate a high volume of traffic on, and use of, its Web site. Accordingly, the satisfactory performance, reliability and availability of the Company's Web site, transaction-processing systems and network infrastructure are critical to the Company's reputation and its ability to attract and retain customers, as well as maintain adequate customer service levels. The Company's revenues depend on the number of visitors who shop on its Web site and the volume of orders it fulfills. Any systems interruptions that result in the unavailability of the Company's Web site or reduced order fulfillment process would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings. The Company may experience periodic systems interruptions from time to time. Any substantial increase in the volume of traffic on the Company's Web site or the number of orders placed by customers will require the Company to expand and upgrade further its technology, transaction-processing systems and network infrastructure. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web site or timely expand and upgrade its systems and infrastructure to accommodate such increases.

         The Company uses an internally developed systems for its Web site, search engine, and substantially all aspects of transaction processing, including order management, cash and credit card processing, shipping, accounting and financial systems. Any substantial disruptions or delays in any of its systems would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

MANAGEMENT OF POTENTIAL GROWTH; NEW MANAGEMENT TEAM; LIMITED SENIOR MANAGEMENT RESOURCES

         The Company has rapidly and significantly expanded its operations, and anticipates that further significant expansion will be required to address potential growth in its customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operations and financial resources. From January 31, 1997 to January 31, 1998, the Company expanded from 4 employees to 67 full time and 9 part time employees, respectively, and has since grown to 70 full time and 11 part time employees. The majority of the Company's senior management joined the Company within the last year, and some officers have no prior senior management experience at public companies. The Company's new employees include a number of managerial, technical and operations personnel who have not yet been fully integrated into the Company's operations. To manage the increase in personnel and the expected growth of its operations, the Company will be required to improve existing, and implement new, transaction-processing, operational and financial systems, procedures and controls, and to train and manage its already expanded employee base. Although the Company believes that there will not be a significant increase in the number of employees over the next twelve months, the Company may be required to increase its finance, administrative and operations staff. Further, the Company's management will be required to maintain and expand its relationships with various manufacturers, distributors, freight companies, other Web sites, other Internet Service Providers and other third parties necessary to the Company's operations. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company's management will be able to successfully identify, manage, and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON CONTINUED GROWTH OF ONLINE COMMERCE

         The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by consumers. Rapid growth in the use of and interest in the Web, the Internet and other online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced products and services over the Internet are subject to a high level of uncertainty and there exist few proven services and products. The Company relies, and will continue to rely, on consumers who have historically used traditional means of commerce to purchase merchandise. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information.

         In addition, the Internet and other online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and other online services continue to experience significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed on them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services could also result in slower response times and adversely affect usage of the Internet and other online services generally and Shopping.com in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's business, prospects, financial condition, and results of operations would be materially adversely affected.

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

YEAR 2000

         The Company may be interacting with certain computer programs in connection with credit card transactions and programs used by the Company's vendors and suppliers. These programs may refer to annual dates only by the last two digits, e.g.,"97 for "1997." Problems are anticipated to arise for many of these programs in the year 2000 ("Year 2000 Problems"). The Company has taken this problem into account with respect to its own internal programs and believes that its own internal software is not susceptible to Year 2000 Problems. However, the Company has not made a formal assessment of programs used by service providers or other third parties, including the financial institutions processing credit card transactions, with which the Company may have to interact, nor the Company's vulnerability which may result from any such party's failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company's systems and the Company's business, prospects, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

         The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly Robert J. McNulty, its President and Chief Executive Officer, and Mark S. Winkler, its Chief Information and Technology Officer. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company has entered into written employment agreements with Mr. McNulty for five years terminating on April 30, 2002 and with Mr. Winkler for one year ending May 20, 1998 with the contract automatically renewing thereafter. Under his employment agreement, Mr. Winkler may only be terminated for "cause." Additionally, a $1,000,000 "key person" life insurance policy on the life of Mr. McNulty has been issued to the Company. The Company's future success depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate and retain sufficiently qualified personnel. In particular, the Company may encounter difficulties in attracting and retaining a sufficient number of software developers for its Web site and transaction-processing systems, and there can be no assurance that the Company will be able to retain and attract such developers. The investigation by the SEC, the interruption of the trading of the Company's stock on the electronic bulletin boards and the attendant adverse publicity may also make it difficult for the Company to attract such developers and other qualified personnel to the Company. The failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

ONLINE COMMERCE SECURITY RISKS

         A significant barrier to online commerce and communications is the need for secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. A party who is able to circumvent the Company's security measures could misappropriate confidential information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         Concerns over the security of transactions conducted on the Internet and other online services as well as users' desires for privacy may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. The activities of the Company and third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers and other confidential information. Any such security breaches could damage the Company's reputation and expose the Company to a risk of loss, litigation and/or possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

RISKS OF INTERNATIONAL EXPANSION

         The Company is currently contemplating expanding its presence in Europe and other foreign markets. To date, the Company has limited experience in sourcing, marketing and distributing products on an international basis and in developing localized versions of its Web site and other systems. In the event that the Company should seek to expand its operations overseas, the Company believes that it would incur significant costs in establishing international facilities and operations, in promoting its name internationally, in developing localized versions of its Web site and other systems and in sourcing, marketing and distributing products in foreign markets. There can be no assurance that the Company's international efforts would be successful. If the revenues resulting from international activities were inadequate to offset the expense of establishing and maintaining foreign operations, such inadequacy could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity in other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors would not have a material adverse impact on the Company's future international operations and, consequently, on the Company's business, prospects, financial condition and results of operations.

COMPETITION

         The online commerce industry, particularly on the Internet, is new, rapidly evolving and intensely competitive. The Company expects such competition to intensify in the future. Barriers to entry are minimal, allowing current and new competitors to launch new Web sites at a relatively low cost. The Company currently or potentially competes with a variety of other companies. These competitors include: (i) various online vendors of other consumer and trade products and services such as CUC International, Amazon.com, ONSALE, Peapod, Netgrocer, iMALL, Internet Shopping Network, Micro Warehouse, CDNow, QVC and Home Shopping Network; (ii) a number of indirect competitors that specialize in online commerce or receive a substantial portion of their revenues from online commerce, including America Online, Microsoft Network, Prodigy, and Compuserve;
(iii) mail order catalogue operators such as Spiegel, Lands End, and Sharper Image; (iv) retail and warehouse/discount store operators such as Wal-Mart, Home Depot, Target and Price/Costco; and (v) other international retail or catalogue companies which may enter the online commerce industry. Both Wal-Mart and Home Depot have announced their intention to devote substantial resources to online commerce at discount prices, which, if successful, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. However, the Company believes that retail and discount/warehouse operators will be somewhat restricted in their ability to lower prices by the need to protect their own pricing strategy to avoid cannibalizing their own store margins.

         The Company believes that the principal competitive factors in its market are price, speed of fulfillment, name recognition, wide selection, personalized services, ease of use, 24-hour accessibility, customer service, convenience, reliability, quality of search engine tools, and quality of editorial and other site content. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand name recognition and significantly greater financial, marketing and other resources than the Company. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished franchise value. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. Further, as a strategic response to make changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion.

RELIANCE ON CERTAIN SUPPLIERS AND SHIPPERS

         Unlike retail and warehouse/discount store operators and certain online commerce providers, the Company, as an E-retailer, carries no inventory, has no warehouse employees or facilities, and relies on rapid fulfillment from its vendors. The Company has no long term contracts or arrangements with any of its vendors or shippers that guarantee the availability of merchandise, the continuation of particular payment terms, the extension of credit limits or shipping schedules. There can be no assurance that the Company's current vendors will continue to sell merchandise to, or that shippers will be able to provide delivery service for, the Company on current terms or that the Company will be able to establish new, or extend current, vendor and shipper relationships to ensure acquisition and delivery of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors and shippers that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, or in the event of labor disputes or natural catastrophes, its business, prospects, financial condition and results of operations would be materially adversely affected.

AVAILABILITY OF MERCHANDISE; VENDOR CREDIT FOR THE COMPANY

         Although the Company's merchandising division maintains relationships with vendors which it believes will offer competitive sources of supply, and believes that other sources are available for most of the merchandise it will sell or may sell in the future, there can be no assurance that Shopping.com will be able to obtain the quantity or brand quality of items that management believes are optimum. The unavailability of certain product lines could adversely impact the Company's operating results. Given its lack of operating history, certain vendors of products sold by the Company may not be prepared to advance normal levels of credit to the Company. An unwillingness to extend credit may increase the amounts of capital required to finance the Company's operations and reduce returns, if any on invested capital. The investigation by the SEC, the interruption of the trading of the Company's stock on the electronic bulletin boards and the attendant adverse publicity may also make vendors reluctant to extend credit to the Company.

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

LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The Company regards its Shopping.com name and related technology as proprietary and relies primarily on a combination of copyright, trademark, trade secret and confidential information laws as well as employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. There can be no assurance that these protections will be adequate to protect against technologies that are substantially equivalent or superior to the Company's technologies. The Company does not currently hold any patents or have any patent applications pending for itself or its products and has not obtained federal registration for any of its trademarks. The Company enters into non-disclosure and invention assignment agreements with certain of its employees and also enters into non-disclosure agreements with certain of its consultants and subcontractors. However, there can be no assurance that such measures will protect the Company's proprietary technology, or that its competitors will not develop software with features based upon, or otherwise similar to, the Company's software or that the Company will be able to prevent competitors from developing similar software.

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

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

         The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

SALES AND OTHER TAXES

         The Company does not currently collect sales or other similar taxes with respect to shipments of goods to consumers into states other than California. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as the Company, which engage in online commerce. In addition, any new operation in states outside California could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the Company should collect sales or other taxes on the sale of merchandise could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

RISKS ASSOCIATED WITH DOMAIN NAMES

         The Company currently holds various Web domain names relating to its brand, including the "Shopping.com" domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the exclusive registrar for the "com", ".net", and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will be able to acquire or maintain relevant domain names in all countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights. Any such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS.


                              FINANCIAL STATEMENTS
                                  SHOPPING.COM
                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997


                                                                         Page
                                                                         ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................42

FINANCIAL STATEMENTS

     Balance Sheet........................................................43

     Statements of Operations.............................................44

     Statements of Shareholders' Equity................................45-46

     Statements of Cash Flows..........................................47-48

     Notes to Financial Statements.....................................49-63

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Shopping.com

We have audited the accompanying balance sheet of Shopping.com as of January 31, 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shopping.com as of January 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $5,522,029, had negative cash flows from operations for the year ended January 31, 1998, and is involved in a class action lawsuit (see Note 10). These factors, among others, as discussed in Note 1 and Note 10 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 21, 1998

                                                                    SHOPPING.COM
                                                                   BALANCE SHEET
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                $  4,829,180
     Accounts receivable, net of allowance for
       doubtful accounts of $10,000                                 97,384
     Other receivables                                              17,557
     Prepaid advertising and other prepaid expenses                666,021
                                                              ------------

         Total current assets                                    5,610,142

FURNITURE AND EQUIPMENT, net                                     2,634,849
OTHER ASSETS                                                       199,741

                  TOTAL ASSETS                                $  8,444,732

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of capital lease obligations             $    207,589
     Accounts payable                                              849,714
     Accrued legal and related costs                               436,035
     Other accrued liabilities                                     139,029
                                                              ------------

         Total current liabilities                               1,632,367

CAPITAL LEASE OBLIGATIONS, net of current portion                  232,129
                                                              ------------

              Total liabilities                                  1,864,496

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, Series A convertible, no par value
         1,500,000 shares authorized
         0 shares issued and outstanding                              --
     Preferred stock, Series B convertible, no par value
         4,000,000 shares authorized
         0 shares issued and outstanding                              --
     Common stock, no par value
         20,000,000 shares authorized
         4,002,000 shares issued and outstanding                12,303,962
     Accumulated deficit                                        (5,723,726)

            Total shareholders' equity                           6,580,236

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  8,444,732

                                                                    SHOPPING.COM
                                                        STATEMENTS OF OPERATIONS
                                                 FOR THE YEARS ENDED JANUARY 31,
--------------------------------------------------------------------------------
                                                        1998          1997
                                                     ----------    ----------

NET SALES                                          $   850,724    $      --

COST OF SALES                                          793,957           --
                                                   -----------    -----------

GROSS PROFIT                                            56,767           --
                                                   -----------    -----------

OPERATING EXPENSES
   Advertising and marketing                           871,964           --
   Product development                                 893,923         83,308
   General and administrative                        3,261,749        118,389
                                                   -----------    -----------

     Total operating expenses                        5,027,636        201,697
                                                   -----------    -----------

LOSS FROM OPERATIONS                                (4,970,869)      (201,697)
                                                   -----------    -----------

OTHER INCOME (EXPENSE)
   Interest expense                                   (580,679)          --
   Interest income                                      29,519           --
                                                   -----------    -----------

     Total other income (expense)                     (551,160)          --
                                                   -----------    -----------

NET LOSS                                           $(5,522,029)   $  (201,697)
                                                   ===========    ===========

BASIC LOSS PER SHARE                               $     (3.05)   $     (0.16)
                                                   ===========    ===========

DILUTED LOSS PER SHARE                             $     (3.05)   $     (0.16)
                                                   ===========    ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING                  1,807,874      1,282,500
                                                   ===========    ===========

                                                                    SHOPPING.COM
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 FOR THE YEARS ENDED JANUARY 31,
--------------------------------------------------------------------------------


                                     Preferred Stock        Preferred Stock
                                   Series A Convertible    Series B Convertible   Common Stock    Additional
                                   --------------------    -------------------  ----------------    Paid-in    Accumulated
                                    Shares     Amount       Shares     Amount   Shares    Amount    Capital      Deficit     Total
                                    ------     ------       ------     ------   ------    ------    -------      -------     -----
BALANCE, FEBRUARY 1, 1996             --     $    --          --     $   --       --    $   --    $     --     $   --     $   --
ISSUANCE OF COMMON STOCK                                                      1,152,500    23,050                            23,050
CAPITAL CONTRIBUTED BY CYBER
 DEPOT, INC. TO PURCHASE ASSETS
 AND DEVELOP PROPRIETARY
 SOFTWARE                                                                                            100,000       --       100,000
NET LOSS                                                                                                        (201,697)  (201,697)
                                   -------    -------      -------    -------  --------  --------  ---------   ---------   --------

BALANCE, JANUARY 31, 1997             --          --          --         --   1,152,500     23,050   100,000    (201,697)   (78,647)
ISSUANCE OF COMMON STOCK
 FOR CASH                                                                       100,000      2,000                            2,000
ISSUANCE OF COMMON STOCK
 FOR SERVICES                                                                    38,000     54,000                           54,000
ISSUANCE OF PREFERRED STOCK,
 SERIES A FOR CASH                 500,000    200,000                                                                       200,000
ISSUANCE OF PREFERRED STOCK,
 SERIES A FOR ASSETS AND
 PROPRIETARY SOFTWARE OF
 CYBER DEPOT, INC.                 250,000    100,000                                               (100,000)                 --
ISSUANCE OF PREFERRED STOCK,
 SERIES B FOR CASH                                         536,500  1,609,500                                             1,609,500
OFFERING COSTS                                                       (126,219)                                             (126,219)
ISSUANCE OF COMMON STOCK
 FOR SOFTWARE                                                                   125,000    750,000                          750,000
ISSUANCE OF COMMON STOCK
 IN INITIAL PUBLIC OFFERING                                                   1,300,000 11,700,000                       11,700,000
OFFERING COSTS                                                                          (2,325,512)                      (2,325,512)


                                                                    SHOPPING.COM
                                  STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                                 FOR THE YEARS ENDED JANUARY 31,
--------------------------------------------------------------------------------


                                     Preferred Stock        Preferred Stock
                                   Series A Convertible    Series B Convertible   Common Stock    Additional
                                   --------------------    -------------------  ----------------    Paid-in    Accumulated
                                    Shares     Amount       Shares     Amount   Shares    Amount    Capital      Deficit     Total
                                    ------     ------       ------     ------   ------    ------    -------      -------     -----
CONVERSION OF PREFERRED
 STOCK, SERIES A TO COMMON
 STOCK                            (750,000) $(300,000)             $           750,000  $  300,000  $        $           $     --
CONVERSION OF PREFERRED
 STOCK, SERIES B TO COMMON
 STOCK                                                    (536,500)(1,483,281) 536,500   1,483,281                             --
ISSUANCE OF WARRANTS FOR
 FINANCING COSTS                                                                           299,700                          299,700
COMPENSATION EXPENSES RELATED
 TO ISSUANCE OF STOCK OPTIONS                                                               17,443                           17,443
NET LOSS                                                                                                     (5,522,029) (5,522,029)
                                                                                                             ----------  ----------

BALANCE, JANUARY 31, 1998             --     $   --          --     $  --     4,002,000 $12,303,962 $   --  $(5,723,726) $6,580,236
                                  ========   ========      =======  ========  =========  ========== ======= ===========  ==========


                                                                    SHOPPING.COM
                                                        STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED JANUARY 31,
--------------------------------------------------------------------------------


                                                       1998            1997
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $ (5,522,029)   $   (201,697)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation of furniture and equipment          205,593           1,276
      Amortization of loan origination fees            221,000            --
      Common stock issued for services                  54,000            --
      Issuance of warrants for financing costs         299,700            --
      Compensation expense related to stock
        options granted                                 17,443            --
  (Increase) decrease in
    Accounts receivable                                (97,384)           --
    Other receivables                                  (17,557)           --
    Prepaid advertising and other prepaid
      expenses                                        (666,021)           --
    Other assets                                      (195,785)         (3,956)
  Increase (decrease) in
    Accounts payable                                   638,728          35,986
    Accrued legal and related costs                    112,500
    Other accrued liabilities                          107,184          31,845
                                                  ------------    ------------

       Net cash used in operating activities        (4,842,628)       (136,546)
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment               (1,629,166)        (13,441)
                                                  ------------    ------------

       Net cash used in investing activities        (1,629,166)        (13,441)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of note payable - related party             305,000          50,000
   Payments on note payable - related party           (355,000)           --
   Payment on capital lease obligations                 (9,393)           --
   Issuance of notes payable                         1,750,000            --
   Payments on notes payable                        (1,750,000)           --
   Payment of loan origination fees                   (221,000)           --
   Proceeds from the issuance of preferred
     stock, Series A                                   200,000         100,000
   Proceeds from the issuance of preferred
     stock, Series B                                 1,609,500            --
   Payment of offering costs on preferred
     stock, Series B                                  (126,219)           --

                                                                    SHOPPING.COM
                                            STATEMENTS OF CASH FLOWS (Continued)
                                                 FOR THE YEARS ENDED JANUARY 31,
--------------------------------------------------------------------------------

   Proceeds from the issuance of common stock       11,725,000              50
   Payment of offering costs on initial public
     offering                                       (1,826,977)           --
                                                  ------------    ------------

      Net cash provided by financing activities     11,300,911         150,050
                                                  ------------    ------------

      Net increase in cash and cash equivalents      4,829,180              63

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              63            --
                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $  4,829,180    $         63
                                                  ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the years ended January 31, 1998 and 1997, the Company paid $280,979 (including $221,000 of loan origination fees) and $0 in interest, respectively.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended January 31, 1997, the Company issued common stock in the amount of $23,000 for a subscription receivable.

During the year ended January 31, 1998, the Company entered into the following non-cash transactions:

   issued 250,000 shares of Series A convertible preferred stock in exchange for certain assets and software research and development of Cyber Depot, Inc. valued at $100,000.

   entered into a capital lease obligation of $449,111.

   issued 199,800 warrants to purchase common stock for financing costs
   $299,700.

   issued 38,000 shares of common stock for services valued at $54,000.

   issued 125,000 shares of common stock for software valued at $750,000.

   converted 750,000 and 536,500 shares of preferred stock, Series A and Series B, respectively, into 1,286,500 shares of common stock.

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business
---------------------------------
Shopping.com (the "Company") was incorporated in California on November 22, 1996. Cyber Depot, Inc. ("Cyber") was incorporated in California in January 1996 and among other business ventures commenced the design and development of proprietary software for the Internet shopping marketplace in February 1996. In March 1997, Cyber agreed to sell certain assets and liabilities and proprietary software to Shopping.com for 250,000 shares of Series A convertible preferred stock, and Shopping.com continued the design and development of the proprietary software. The operations of Cyber devoted to the design and development of the proprietary software are considered to be the predecessor operations of the Company and have been included with the operations of the Company since February 1996. The propriety software acquired by the Company in this transaction has been expensed as software research and development. The Company is engaged in the design and development of proprietary software for marketing a broad range of products and services at wholesale prices to both consumer and trade customers over its Internet web site. On July 11, 1997, the Company commenced selling products over the Internet through its web site at http://www.shopping.com.

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $5,522,029 and $201,697 for the years ended January 31, 1998 and 1997, respectively. In addition, the Company has used, rather than provided, cash from its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In addition to the capital raised in 1997 through private debt and equity offerings and the Company's initial public offering ("IPO"), the Company is currently negotiating with several investors about raising additional capital through private placement offerings. Management of the Company believes that its current cash on hand plus the additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
For purpose of the statements of cash flows, cash equivalents include amounts invested in a money market account with a high-quality financial institution. The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market.

Revenue Recognition
-------------------
The Company recognizes revenue at the time the vendor ships the product to the customer. Outbound shipping and handling charges are included in net sales. The Company provides an allowance for sales returns, which have been insignificant based on historical experience. A significant portion of the Company's sales are from the United States. International sales are minimal.

Net Loss Per Share
------------------
In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Net loss per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

Prior to SFAS No. 128, the Securities and Exchange Commission ("SEC") required that, even where anti-dilutive, common and common equivalent shares issued during the twelve-month period prior to the filing of an IPO be included in the calculation of earnings per share as if they were outstanding for all periods presented (using the treasury stock method and the IPO price). Because of new requirements issued in 1998 by the SEC for companies that recently completed an

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

IPO and interpretation by FASB of the initial application of SFAS No. 128, the number of shares used in the calculation of basic net loss per share has changed to exclude common equivalent shares, even when anti-dilutive. Net loss per share for the year ended January 31, 1997 has been restated to conform with SFAS No. 128 and Staff Accounting Bulletin No. 98.

Furniture and Equipment
-----------------------
Furniture and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to fifteen years as follows:

                  Computer hardware                  5 years
                  Computer software                  3 years
                  Purchased software                 5 years
                  Furniture and equipment       5 to 7 years
                  Leasehold improvements            15 years

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

Advertising
-----------
The Company expenses advertising costs as incurred. Advertising costs for the years ended January 31, 1998 and 1997 were $871,964 and $0, respectively. Prepaid advertising expense represents amounts paid for advertisements that were not run prior to the balance sheet date.

Product Development
-------------------
Product development expenses consist principally of payroll and related expenses for development and maintenance of the Company's web site. All product development costs have been expensed as incurred.

Income Taxes
------------
The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Fair Value of Financial Instruments
-----------------------------------
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts payable, and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for note payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Stock Split
-----------
At the completion of the Company's IPO on November 25, 1997, the Company effected a one-for-two reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

Stock Options
-------------
SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

Risks and Uncertainties
-----------------------
The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by consumers. Rapid growth in the use of and interest in the Web, the Internet, and other online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce.

To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality, and features of the Shopping.com online store. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices that could render the Company's existing Web site and proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data.

The online commerce market, particularly over the Internet, is new, rapidly evolving, and intensely competitive, which competition the Company expects to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. The Company currently or potentially competes with a variety of other companies.

The Company carries no inventory, has no warehouse employees or facilities, and relies on rapid fulfillment from its vendors. To satisfy customer orders, the Company has no long-term contracts or arrangements with any of its manufacturers or distributors that guarantee the availability of merchandise, the continuation of particular payment terms, the extension of credit limits, or the shopping schedules, except En Pointe.

The Company regards its Shopping.com brand name and related software as proprietary and relies primarily on a combination of copyright, trademark, trade secret and confidential information laws, and employee and third party non-disclosure agreements and other methods to protect its proprietary rights. There can be no assurance that these protections will be adequate to protect against technologies that are substantially equivalent or superior to the Company's technologies. The Company does not currently hold any patents or have any patent applications pending for itself or its products and has not obtained federal registration for any of its trademarks.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have an effect on the Company's financial statements.

Developmental Stage Company
---------------------------
From inception to October 31, 1997, the Company was in the development stage. Through October 31, 1997, the Company had a deficit accumulated during the development stage of $2,595,785.

Concentrations
--------------
During the year ended January 31, 1998, the Company had sales to Waldron & Co., Inc. ("Waldron"), the Company's lead underwriter in its IPO, that accounted for approximately 40% of net sales for the period (see Note 9).

During the year ended January 31, 1998, the Company purchased inventory from three vendors that accounted for approximately 23%, 23%, and 7% of cost of goods sold. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise (except for the vendor mentioned in Note 4), the continuation of particular payment terms, or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, such inability could have a material adverse effect on the Company's financial position, results of operations, and cash flows.


NOTE 2 - CASH AND CASH EQUIVALENTS

The Company maintains cash balances at financial institutions located in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated to $174,339 at January 31, 1998. The Company also has investments in a money market account with a high-quality brokerage house of $4,293,979 at January 31, 1998. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment at January 31, 1998 consisted of the following:

     Computer hardware                                       $1,302,081
     Computer software                                          494,070
     Purchased software                                         750,000
     Furniture and equipment                                    237,056
     Leasehold improvements                                      58,511
                                                            -----------
                                                              2,841,718
     Less accumulated depreciation and amortization             206,869
                                                            -----------
         Total                                               $2,634,849
                                                             ==========


NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation
----------
The Company settled a lawsuit filed in July 1997, against the Company, Cyber Depot, and the Company's president, with a consultant seeking damages for breach of an alleged contractual relationship. The matter has settled pursuant to a settlement agreement dated March 26, 1998. The Company has accrued for the settlement in the January 31, 1998 financial statements.

The Company is subject to a claim by a former officer for alleged breach of contract, breach of implied covenant of good faith and fair dealing, and other causes of action. In addition, the officer rejected a tender by the Company to repurchase 140,000 shares of common stock pursuant to a shareholder agreement claiming that the amount tendered was not the fair market value of the shares. The exposure to the Company in this matter, if any, is uncertain as of the date of this report. Management believes it has meritorious defenses against the officer and has filed a lawsuit seeking damages on March 27, 1998, and believes that the outcome of this matter will not have a material affect on the Company.

Also see Note 10 for additional litigation.

Leases
------
The Company leases a facility for its corporate offices under a non-cancelable operating lease agreement that expires in 2002. Future minimum lease payments under this non-cancelable operating lease are as follows:

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

            Year Ending January 31,
            -----------------------
                      1999                     $  128,019
                      2000                        136,590
                      2001                        142,815
                      2002                        149,043
                      2003                         37,650
                                               ----------

                      Total                    $  594,117
                                               ==========

Rent expense for the years ended January 31, 1998 and 1997 was $100,625 and $13,451, respectively.

The Company also leases certain office equipment under a non-cancelable capital lease arrangement. Future minimum lease payments under this lease agreement are as follows:

           Year Ending January 31,
           -----------------------

                      1999                     $  241,678
                      2000                        187,260
                      2001                         29,436
                      2002                         29,436
                      2003                         14,718
                                               ----------

                                                  502,528
         Less amount representing interest         62,810
                                               ----------
                                                  439,718
         Less current portion                     207,589
                                               ----------
              Long-term portion                $  232,129
                                               ==========

Included in furniture and equipment at January 31, 1998 is capital lease equipment of $449,111 with accumulated amortization of $11,126.


Agreements
----------
On September 15, 1997 the Company entered into an agreement with En Pointe Technologies, Inc. ("En Pointe") whereby:

    o En Pointe made an investment in the Company by purchasing $600,000 of subordinated notes (see Note 6). In connection therewith, the Company issued 199,800 warrants to purchase the Company's common stock at $4.50

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

         per share. As a result of these warrants being issued with an exercise price less than the fair market value of similar warrants, the Company has recognized an additional financing cost of $299,700;

   o En Pointe granted the Company a license to En Pointe's proprietary EPIC Software for five years in exchange for 125,000 shares of the Company's common stock valued at $6.00 per share. The Company has agreed to pay an annual maintenance and upgrade fee of $100,000. The initial annual fee was paid concurrent with the funding of the $600,000 subordinated notes;

   o En Pointe has also agreed to provide (i) consulting services to the Company by customizing its EPIC Software and (ii) information system services for a quarterly fee estimated to be $60,000 and $50,000, respectively. The initial quarterly fees of $60,000 and $50,000 were paid concurrent with the funding of the $600,000 subordinated notes.

   o En Pointe is the Company's exclusive supplier for a period of five years for computer hardware, software, and network peripherals which En Pointe is authorized to sell.

   o On April 13, 1998, the Company entered into an agreement whereby the placement agent agreed to offer and sell on a best efforts basis, up to $10,000,000, 8% convertible debentures of the Company pursuant to Regulation D promulgated under the Securities Act of 1993, as amended.

For the year ended January 31, 1997, the Company had a note payable to a related party which was personally guaranteed by an officer of the Company. In addition, the note was personally guaranteed by a vice president of the Company and secured by a second deed of trust on a residence owned by the vice president. The note accrued interest at the highest rate permitted by California law (approximately 11% at January 31, 1997) and was due 90 days from January 13, 1997. During the year ended January 31, 1998, this note was repaid.

Also see Note 9.


NOTE 6 - NOTES PAYABLE

During June through September 1997, the Company issued $1,750,000 (which includes the $600,000 mentioned in Note 4) of subordinated notes. The notes bear interest at 10% per annum and are unsecured. The notes were due at the earlier of nine months from the date of issuance or closing of the IPO. The notes were repaid in December 1997.

In connection with the note agreement, each note holder is entitled to receive 333 warrants for each $1,000 loaned to purchase the Company's common stock for $6.00 per share ($4.50 per share for the 199,800 warrants issued to En Pointe).

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

There is a twelve-month "lock-up" on the warrants and the common stock underlying these warrants. None of the 582,750 warrants issued to the note holders were exercised as of January 31, 1998.

NOTE 7 - SHAREHOLDERS' EQUITY

Series A Convertible Preferred Stock
------------------------------------
In March 1997, the Company issued 250,000 shares of Series A convertible preferred stock ("Series A Preferred") in connection with the acquisition of certain assets and liabilities and proprietary software developed by Cyber (see
Note 1). The historical cost of the assets and liabilities and proprietary software acquired was approximately $100,000 which is the amount used to value the 250,000 shares of Series A Preferred. In April 1997, the Company sold 500,000 shares of Series A Preferred for a price of $0.40 per share. The holders of the Series A Preferred were entitled to receive a non-cumulative dividend of $0.04 per share per annum, payable in cash at the option of the Company. No dividends were declared or paid during the year ended January 31, 1998.

Each share of Series A Preferred was convertible into shares of common stock at the option of the holder. In addition, Series A Preferred will be automatically converted into shares of common stock based upon the effective conversion price immediately upon the closing of an IPO of not less than $6,000,000.

The Series A Preferred had a liquidation preference of $0.40 per share plus all declared and unpaid dividends prior to the payment of any amount to the holders of common stock.

Each holder of Series A Preferred was issued one warrant for every two shares of Series A Preferred to purchase a share of the Company's common stock for $3.00 per share resulting in 375,000 warrants being issued. None of these warrants were exercised as of January 31, 1998.

Upon the effective date of the Company's IPO, the 750,000 outstanding shares of Series A Preferred were converted into 750,000 shares of the Company's common stock.

Series B Convertible Preferred Stock
------------------------------------
During May through September 1997, the Company sold 536,500 shares (8,333 shares to an officer of the Company) of Series B convertible preferred stock ("Series B Preferred") for a price of $3.00 per share. The holders of the Series B Preferred were entitled to receive a non-cumulative dividend of $0.30 per share per annum, payable in cash at the option of the Company. No dividends were declared or paid during the year ended January 31, 1998.

Each share of Series B Preferred was convertible into shares of common stock at the option of the holder. In addition, Series B Preferred were automatically

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

converted into shares of common stock based upon the effective conversion price immediately upon the closing of an IPO of not less than $6,000,000.

The Series B Preferred had a liquidation preference of $3.00 per share plus all declared and unpaid dividends prior to the payment of any amount to the holders of common stock.

Each holder of Series B Preferred was issued one warrant for every two shares of Series B Preferred to purchase a share of the Company's common stock for $3.00 per share resulting in 268,250 warrants (4,166 warrants to an officer of the Company) being issued. None of these warrants were exercised as of January 31, 1998.

Upon the effective date of the Company's IPO, the 536,500 outstanding shares of Series B Preferred were converted into 536,500 shares of the Company's common stock.

Common Stock
------------
During the year ended January 31, 1998, the Company issued 38,000 shares of common stock for services valued at $54,000.

On November 25, 1997, the Company completed its IPO by issuing 1,300,000 shares of common stock for gross proceeds of $11,700,000.

On February 19, 1998, the Company entered into an agreement with Premiere Radio Networks, Inc. ("Premiere") whereby the Company issued to Premiere 47,059 shares of the Company's common stock for advertising time valued at $1,000,000 that was provided by Premiere.

Stock Options
-------------
The Company's board of directors adopted the 1997 Stock Option Plan (the "Plan") and reserved 250,000 shares of common stock for grants of stock options under the Plan. Generally, options granted under the Plan expire upon the earlier of ten years from the date of grant (five years in the case of an incentive stock option granted to a holder of 10% or more of the Company's outstanding capital stock) or three months after the optionee's termination of employment or service.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended January 31, 1998:

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

        Net loss
            As reported                                        $(5,522,029)
            Pro forma                                          $(5,796,592)
        Basic and diluted loss per common share
            As reported                                        $     (3.05)
            Pro forma                                          $     (3.21)


The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended January 31, 1998: dividend yield of 0%; expected volatility of 110%; risk-free interest rate of 5.4%; and expected life of 3.11 years. The weighted-average fair value of options granted during the year ended January 31, 1998 was $3.87, and the weighted-average exercise price was $3.00.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                               Weighted-Average
                                                Number             Granted
                                               of Shares       Price Per Share
                                               ---------       ---------------

    Outstanding, January 31, 1997 Granted           --          $        --
                                                  232,500       $       4.94
                                              -----------

             OUTSTANDING, JANUARY 31, 1998        232,500       $       4.94
                                              ===========

             EXERCISABLE, JANUARY 31, 1998        137,500       $       3.00
                                              ===========

The weighted-average remaining contractual life of options outstanding issued under the Plan is 4.46 years at January 31, 1998. Options available for future grant at January 31, 1998 were 17,500.

During the year ended January 31, 1998, the Company issued 67,000 stock options to employees where the exercise price was less than the fair value of the Company's stock at the date of grant. The Company will recognize compensation expense of $17,443, $112,750, $112,750, $112,750, and $95,307 during the years ended January 31, 1998, 1999, 2000, 2001, and 2002, respectively, related to the issuance of these 67,000 stock options.

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

Warrants
--------
Outstanding warrants as of January 31, 1998 were as follows:

                                         Number of     Weighted-Average
                                         Warrants       Exercise Price
                                         --------       --------------
  Issued in connection with
  Series A preferred                      375,000         $      3.00
  Series B preferred                      268,250         $      3.00
  Subordinated notes                      582,750         $      5.49

                        TOTAL           1,226,000
                                        =========

All of the above warrants are exercisable.


NOTE 8 - INCOME TAXES

For the years ended January 31, 1998 and 1997, the Company did not provide a provision for income taxes due to the net loss incurred. At January 31, 1998, the Company has approximately $5,600,000 and $2,800,000 in net operating loss carryforwards for federal and state income tax purposes, respectively, that begin to expire in 2012 and 2002, respectively. The components of the Company's deferred tax assets and liabilities for income taxes consist of a deferred tax asset relating to the net operating loss carryforwards of approximately $2,050,000. The other components of the Company's deferred tax assets and liabilities are immaterial. The Company has established a valuation allowance of approximately $2,014,000 to fully offset its deferred tax asset as the Company does not believe the recoverability of this deferred tax asset is more likely than not. The valuation allowance increased by approximately $2,068,000 during the year ended January 31, 1998.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended January 31, 1998, the Company incurred legal expenses of approximately $546,000, which counsel was also a shareholder of the Company. At January, 31, 1998, the Company had accounts payable balances of approximately $324,000 related to such counsel.

In connection with its underwriting agreement, the Company paid Waldron commissions and an allowance for expenses in the amount of 10% and 3%, respectively, of the gross proceeds of the IPO. These expenses were recorded as offering costs in the statement of shareholders' equity. Additionally, the Company had product sales to Waldron of approximately $342,000 during the year ended January 31, 1998, of which approximately $106,000 was included in accounts receivable at January 31, 1998.

During the year ended January 31, 1998, the Company obtained short-term non-interest bearing promissory notes in the amount of $305,000 from affiliates

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

of Waldron, which were fully repaid subsequent to the IPO. No interest expense was imputed due to the short period of time that the promissory notes were outstanding.

The Company made advances to an officer of approximately $156,000, which were fully repaid during the year ended January 31, 1998. Approximately $98,000 of the repayments were made by Cyber Depot, a company in which the officer is a controlling shareholder. Total employee advances outstanding at January 31, 1998 amounted to $17,557, which is included in other receivables on the balance sheet.

During the year ended January 31, 1998, the Company made advances of $16,000 to Cyber, which were fully repaid during the year.

During the year ended January 31, 1998, the Company retained the services of certain consultants, which were also shareholders. Consulting expenses amounted to approximately $91,000 and were substantially paid as of January 31, 1998. At January 31, 1998, the Company had accounts payable to these consultants of approximately $2,000.

As more fully described in Note 4, the Company entered into an agreement with En Pointe, a shareholder. Additionally, the Company purchased various computer hardware from En Pointe for approximately $223,000. At January 31, 1998, the Company had accounts payable to En Pointe of approximately $114,000.

NOTE 10 - SEC INVESTIGATION / CLASS ACTION LAWSUIT

In March 1998, the Company became aware that the SEC had initiated a private investigation to determine whether the Company, Waldron, or any its officers, directors, employees, affiliates or others had engaged in fraudulent activities in connection with transactions in the Company's common stock. Such investigation resulted in the SEC temporarily suspending trading in the Company's stock. The trading suspension has expired, and the Company and its officers and directors believe that they have not been guilty of any fraudulent conduct in connection with the transactions in the Company's stock.

On April 16, 1998, a class action lawsuit was filed against the Company, certain officers of the Company, Waldron, two of Waldron's executives, and one other broker-dealer ("Defendants") on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998 alleging violations of the California securities laws by the Defendants. The complaint charges that the Defendants participated in a scheme and wrongful course of business to manipulate the price of the Company's stock. The Company does not believe that it is guilty of the acts alleged in the complaint and intends to defend against this action vigorously. Nonetheless, and despite the Company's insurance coverage for such actions, management believes this class action suit may be very harmful to the Company.

                                                                    SHOPPING.COM
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 1998
--------------------------------------------------------------------------------

In addition, diversion of management time and effort from the Company's operations and the implementation of the Company's business plan at this crucial time in the Company's development may adversely and significantly affect the Company and its business. The continued pendency of this litigation and private investigation may make it difficult for the Company to raise additional capital to continue its development and expansion. The inability of the Company to raise additional capital would have a material adverse effect on the Company's financial position and results of operations and may prevent the Company from carrying out its business plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year.


ITEM 10. EXECUTIVE COMPENSATION.

         Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

Exhibit No.  Description
-----------  -----------
3.1          Amended and Restated Articles of Incorporation of Shopping.com.

3.2(*)       Bylaws of Shopping.com.  Incorporated herein by reference from
             Exhibit 3.02 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

 4.1(*) See Articles of Incorporation (Exhibit 3.1) for definition of the rights of the Preferred and Common Stock.

 4.2(*)      Stock Option Plan of 1997.  Incorporated herein by reference from
             Exhibit 4.01 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

 4.3(*) Form of Incentive Stock Option Agreement form under Stock Option Plan of 1997 (McNulty). Incorporated herein by reference from
             Exhibit 4.02 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

 4.4(*) Form of Incentive Stock Option Agreement form under Stock Option Plan of 1997 (Hay). Incorporated herein by reference from Exhibit
             4.03 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.5(*) Form of Incentive Stock Option Agreement form under Stock Option Plan of 1997 (Non-Employee). Incorporated herein by reference from
             Exhibit 4.04 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.6(*) Form of Incentive Stock Option Agreement form under Stock Option Plan of 1997 (Employee). Incorporated herein by reference from
             Exhibit 4.05 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.7(*) Form of $3.00 Warrant Certificate. Incorporated herein by reference from Exhibit 4.06 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.8(*) Form of $1.50 Warrant Certificate. Incorporated herein by reference from Exhibit 4.07 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.9(*) Form of Underwriter's Warrant Certificate. Incorporated herein by reference from Exhibit 4.08 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.10(*) Form of Demand Registration Rights Agreement. Incorporated herein by reference from Exhibit 4.09 to Registrant's Registration Statement on Form SB- 2 filed on September 24, 1997 (Registration No. 333-36215).

4.11(*) Form of Piggy Back Registration Rights Agreement. Incorporated herein by reference from Exhibit 4.10 to Registrant's Registration Statement on Form SB- 2 filed on September 24, 1997 (Registration No. 333-36215).

4.12(*)      Form of Irrevocable Proxy.  Incorporated herein by reference from
             Exhibit 4.11 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.13(*)      Form of Irrevocable Proxy.  Incorporated herein by reference from
             Exhibit 4.12 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.14(*) Domain Name Transfer and Stock Purchase Agreement. Incorporated herein by reference from Exhibit 4.13 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.15(*)      Form of Lock-up Agreement.  Incorporated herein by reference from
             Exhibit 4.15 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.16(*) Specimen of Stock Certificate. Incorporated herein by reference from Exhibit 4.16 to Registrant's Amendment No. 2 to Registration Statement on Form SB- 2/A filed on November 21, 1997 (Registration No. 333-36215).

10.1(*) Employment Agreement between the Company and Robert J. McNulty. Incorporated herein by reference from Exhibit 10.01 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.2(*) Employment Agreement between the Company and Mark S. Winkler. Incorporated herein by reference from Exhibit 10.02 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.3         Employment Agreement between the Company and Pat DeMicco.

10.4         Amendment to Employment Agreement between the Company and Pat
             DeMicco.

10.5(*) Form of Indemnification Agreement. Incorporated herein by reference from Exhibit 10.03 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.6(*) Form of Confidentiality and Non-Solicitation Agreement (independent contractors/outside vendor). Incorporated herein by reference from Exhibit 10.04 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.7(*) Asset Purchase Agreement and Bill of Sale dated March 31, 1997 in which Cyber Depot., Inc. sells to Shoppers Source title and interest in the hardware, software, customer lists and vendor lists in connection with retail sales operations through the Internet .Form of Confidentiality and Non-Solicitation Agreement (independent contractors/outside vendor). Incorporated herein by reference from Exhibit 10.05 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.8(*)      Asset Purchase Agreement.  Incorporated herein by reference from
             Exhibit 10.06 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.9(*) Office lease between ARAI Corporation of American and the Shoppers Source, and Amendment. Incorporated herein by reference from
             Exhibit 10.07 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.10(*) Assignment of Property Rights. Incorporated herein by reference from Exhibit 10.08 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).


10.11(*) Form of Subordinated Promissory. Incorporated herein by reference from Exhibit 10.10 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.12(*) En Pointe Agreement. (Confidential treatment requested for certain portions.) Incorporated herein by reference from Exhibit 10.12 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2/A filed on October 31, 1997 (Registration No. 333-36215).

10.13(*) Agreement with Typhoon Capital Consultants LLC. Incorporated herein by reference from Exhibit 10.11 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2/A filed on October 31, 1997 (Registration No. 333- 36215).

10.14(*)     Domain name Transfer.  Incorporated herein by reference from
             Exhibit 4.13 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.15 Marketing Agreement between the Company and En Pointe Technologies Sales, Inc. dated February 10, 1998.

10.16 Subscription Agreement between the Company and Premiere Radio Networks, Inc. dated February 19, 1998.

10.17 Master Lease Agreement No. 6325 between the Company and Insight Investments, Corp. dated December 18, 1997 (Equipment lease).

10.18(*) Agreement with Home Network dated December 15, 1997. Incorporated herein by reference from Exhibit 10.13 to Registrant's Current Report on Form 8-K dated January 12, 1998. (Filed wit the SEC on January 12, 1998, File No. 000-29518.)

10.19 Consulting Agreement among the Company, Cyber depot, Inc., Robert J. McNulty and Double 12, Ltd. Dated March 27, 1998.

20.1(*) Resignation Letter of Bill Gross dated March 24, 1998. Incorporated herein by reference from Exhibit 20.1 to Registrant's Current Report on Form 8-K dated March 24, 1998. (Filed with the SEC on March 31, 1998, File No. 000- 29518.)

27.1**       Financial Data Schedule.

* Previously filed with the Securities and Exchange Commission. ** Filed electronically via EDGAR.


(b)      Reports on Form 8-K

         On January 22, 1998 a report on Form 8-K dated January 12, 1998 (the "January Report") was filed with the Securities and Exchange Commission (the "SEC"). Pursuant to Item 5 of Form 8-K, the January Report announced an 18-month agreement with ATHome Corporation, a high speed interactive services provider via its @Home Network. No financial statements were included with the January Report.

         On February 17, 1998 a report on Form 8-K dated February 10, 1998 (the "February Report") was filed with the SEC. Pursuant to Item 5 of Form 8-K, the February Report announced (1) a two year agreement with En Pointe, a national provider of information technology and services, to use En Pointe's sales network to sell business and office products directly to companies and (2) a three year agreement with Profit Pro, Inc., a provider of cataloging software, to use Profit Pro, Inc.'s cataloging software which will look up auto parts on the Shopping.com Web site. No financial statements were included with the February Report.

         On March 31, 1998 a report on Form 8-K dated March 24, 1998 (the "March Report") was filed with the SEC. The March Report was made pursuant to Item 5 of Form 8-K. The Company reported that on March 24, 1998, the SEC had ordered trading in the Company's securities suspended for the period from 9:30 a.m. EST, March 24, 1998 through 11:59 p.m. EDT, on April 6, 1998. The SEC did not allege any violations but alleged that there appeared to be a "lack of current and accurate information concerning the securities of Shopping.com because of recent market activity in the stock that may have been the result of manipulative conduct." Ref. SEC Release File No. 500-1. The Company also reported that Bill Gross had resigned form Board of Directors for personal reasons unrelated to the SEC inquiry. The Company announced that Frank W. Denny had been appointed to the Board of Directors to fill the vacancy created by Mr. Gross' resignation.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SHOPPING.COM


 Date:    April 30, 1998              /s/ Robert J. McNulty
                                      --------------------------------------
                                      Robert J. McNulty,
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

 Signature                        Title                             Date
 ---------                        -----                             ----

                          Chief Executive Officer
/s/ Robert J. McNulty             President
------------------------          Director
Robert J. McNulty         (Principal Executive Officer)           April 30, 1998



/s/ Frank W. Denny        Chairman of the Board of Directors      April 30, 1998
------------------------
Frank W. Denny

                          Senior Vice President
/s/ Kristine Webster      Chief Financial Officer
-------------------------         Secretary
Kristine Webster          (Principal Accounting Officer)          April 30, 1998

/s/ Douglas Hay
-------------------------         Director                        April 30, 1998
Douglas Hay


/s/ Paul J. Hill
-------------------------         Director                        April 30, 1998
Paul J. Hill


/s/ Edward F. Bradley
-------------------------         Director                        April 30, 1998
Edward F. Bradley

                                  EXHIBIT INDEX

Exhibit    Description                                                    Page
-------    -----------                                                    ----

3.1        Amended and Restated Articles of Incorporation of               74
           Shopping.com.

3.2(*) Bylaws of Shopping.com. Incorporated herein by reference from Exhibit 3.02 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

 4.1(*) See Articles of Incorporation (Exhibit 3.1) for definition of the rights of the Preferred and Common Stock.

 4.2(*) Stock Option Plan of 1997. Incorporated herein by reference from Exhibit 4.01 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

 4.3(*) Form of Incentive Stock Option Agreement form under Stock Option Plan of 1997 (McNulty). Incorporated herein by reference from Exhibit 4.02 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997
           (Registration No. 333-36215).

 4.4(*) Form of Incentive Stock Option Agreement form under Stock Option Plan of 1997 (Hay). Incorporated herein by reference from Exhibit 4.03 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997
           (Registration No. 333-36215).

4.5(*) Form of Incentive Stock Option Agreement form under Stock Option Plan of 1997 (Non-Employee). Incorporated herein by reference from Exhibit 4.04 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997
           (Registration No. 333-36215).

4.6(*) Form of Incentive Stock Option Agreement form under Stock Option Plan of 1997 (Employee). Incorporated herein by reference from Exhibit 4.05 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997
           (Registration No. 333-36215).

4.7(*) Form of $3.00 Warrant Certificate. Incorporated herein by reference from Exhibit 4.06 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997
           (Registration No. 333-36215).

4.8(*) Form of $1.50 Warrant Certificate. Incorporated herein by reference from Exhibit 4.07 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997
           (Registration No. 333-36215).

4.9(*) Form of Underwriter's Warrant Certificate. Incorporated herein by reference from Exhibit 4.08 to Registrant's
           Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.10(*) Form of Demand Registration Rights Agreement. Incorporated herein by reference from Exhibit 4.09 to Registrant's
           Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.11(*) Form of Piggy Back Registration Rights Agreement. Incorporated herein by reference from Exhibit 4.10 to Registrant's
           Registration Statement on Form SB-2 filed on September 24,
           1997 (Registration No. 333-36215).

4.12(*) Form of Irrevocable Proxy. Incorporated herein by reference from Exhibit 4.11 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.13(*) Form of Irrevocable Proxy. Incorporated herein by reference from Exhibit 4.12 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.14(*) Domain Name Transfer and Stock Purchase Agreement. Incorporated herein by reference from Exhibit 4.13 to Registrant's
           Registration Statement on Form SB-2 filed on September 24,
           1997 (Registration No. 333-36215).

4.15(*) Form of Lock-up Agreement. Incorporated herein by reference from Exhibit 4.15 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

4.16(*) Specimen of Stock Certificate. Incorporated herein by reference from Exhibit 4.16 to Registrant's Amendment No. 2 to Registration Statement on Form SB-2/A filed on
           November 21, 1997 (Registration No. 333-36215).

10.1(*) Employment Agreement between the Company and Robert J. McNulty. Incorporated herein by reference from Exhibit
           10.01 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.2(*) Employment Agreement between the Company and Mark S. Winkler. Incorporated herein by reference from Exhibit
           10.02 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.3       Employment Agreement between the Company and Pat DeMicco.       78

10.4       Amendment to Employment Agreement between the Company and Pat   84
           DeMicco.

10.5(*) Form of Indemnification Agreement. Incorporated herein by reference from Exhibit 10.03 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997
           (Registration No. 333-36215).

10.6(*) Form of Confidentiality and Non-Solicitation Agreement (independent contractors/outside vendor). Incorporated herein by reference from Exhibit 10.04 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.7(*) Asset Purchase Agreement and Bill of Sale dated March 31, 1997 in which Cyber Depot., Inc. sells to Shoppers Source title and interest in the hardware, software, customer lists and vendor lists in connection with retail sales operations through the Internet. Form of Confidentiality and Non-Solicitation Agreement (independent contractors/ outside vendor). Incorporated herein by reference from
           Exhibit 10.05 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.8(*) Asset Purchase Agreement. Incorporated herein by reference from Exhibit 10.06 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997 (Registration No. 333-36215).

10.9(*) Office lease between ARAI Corporation of American and the Shoppers Source, and Amendment. Incorporated herein by reference from Exhibit 10.07 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997
           (Registration No. 333-36215).

10.10(*) Assignment of Property Rights. Incorporated herein by reference from Exhibit 10.08 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997
           (Registration No. 333-36215).

10.11(*) Form of Subordinated Promissory. Incorporated herein by reference from Exhibit 10.10 to Registrant's Registration Statement on Form SB-2 filed on September 24, 1997
           (Registration No. 333-36215).

10.12(*) En Pointe Agreement. (Confidential treatment requested for certain portions.) Incorporated herein by reference from Exhibit 10.12 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2/A filed on October 31, 1997 (Registration No. 333-36215).

10.13(*) Agreement with Typhoon Capital Consultants LLC. Incorporated herein by reference from Exhibit 10.11 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2/A filed on October 31, 1997 (Registration No. 333-36215).

10.14(*)   Domain name Transfer.  Incorporated herein by reference from
           Exhibit 4.13 to Registrant's Registration Statement on
           Form SB-2 filed on September 24, 1997 (Registration No.
           333-36215).

10.15      Marketing Agreement between the Company and En Pointe           86
           Technologies Sales, Inc. dated February 10, 1998.

10.16      Subscription Agreement between the Company and Premiere         92
           Radio Networks, Inc. dated February 19, 1998.

10.17      Master Lease Agreement No. 6325 between the Company and        107
           Insight Investments, Corp. dated December 18, 1997
           (Equipment lease).

10.18(*) Agreement with Home Network dated December 15, 1997. Incorporated herein by reference from Exhibit 10.13 to Registrant's Current Report on Form 8-K dated January 12, 1998. (Filed wit the SEC on January 12, 1998, File No. 000-29518.)

10.19      Consulting Agreement among the Company, Cyber depot, Inc.,     126
           Robert J. McNulty and Double 12, Ltd. Dated March 27, 1998.

20.1(*) Resignation Letter of Bill Gross dated March 24, 1998. Incorporated herein by reference from Exhibit 20.1 to Registrant's Current Report on Form 8-K dated March 24, 1998. (Filed with the SEC on March 31, 1998, File No. 000-29518.)

27.1**     Financial Data Schedule.                                       130


------------------
*        Previously filed with the Securities and Exchange Commission.
**       Filed electronically via EDGAR.

                                                       A501079

                                                        FILED
                                        to the office of the Secretary of State
                                        of the State of California

                                                     DEC 05 1997

                                                  //s// Bill Jones
                                             BILL JONES, Secretary of State

                          CERTIFICATE OF AMENDMENT
                                   OF THE
                            AMENDED AND RESTATED
                          ARTICLES OF INCORPORATION
                                     OF
                                SHOPPING.COM


            Robert J. McNulty and Kristine E. Webster certify that:

            1. They are the President and the Secretary, respectively, of Shopping.com, a California corporation.

            2. The Amended and Restated Articles of Incorporation of this corporation are hereby Amended and Restated.

            The Amended and Restated Articles of Incorporation as attached as Exhibit A hereto and incorporated by reference herein as though set forth in full herein shall be and constitute the Amended and Restated Articles of Incorporation of Shopping.com.

            3. The foregoing Amended and Restated Articles of Incorporation (Exhibit A) have been duly approved by the Board of Directors.

            4. The foregoing Amended and Restated Articles of Incorporation (Exhibit A) have been duly approved by the required vote of shareholders in accordance with Section 902 of the Corporations Code. The total number of outstanding shares of this corporation is 5,337,330 of Common Shares which is the only class of shares issued and outstanding. The number of shares voting in favor of the amendment equaled or exceeded the vote required. The percentage vote required was more than 50%. There are no shares of preferred stock outstanding.

            We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct for our own knowledge.

            Dated:  December 5, 1997

                                             //s//  Robert J. McNulty
                                        -------------------------------------
                                            Robert J. McNulty, President


                                            //s//  Kristine E. Webster
                                        -------------------------------------
                                            Kristine E. Webster, Secretary

                            AMENDED AND RESTATED
                          ARTICLES OF INCORPORATION
                               OF SHOPPING.COM


                                     I.

            The name of the Corporation is SHOPPING.COM.

                                     II.

            The purpose of the Corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.

                                    III.

            The Corporation is authorized to issue one class of shares designated "Common Stock". The total number of shares which the Corporation is authorized to issue in 20,000,000 shares. Upon the Amendment of these Articles, each outstanding share of common stock is converted into 0.5 share.

                                     IV.

            The liability of the directors of the corporation for monetary damages shall be eliminated to the fullest extent permissible under California law.

                                     V.

            The Corporation shall indemnify any director or officer and may indemnify any agent of the Corporation in all circumstances in which indemnification is permitted by the provisions of Section 317(a), (b) and (c) of the General Corporation Law of California and shall advance the expenses of any director or officer and may advance the expenses of any agent in all circumstances in which such advancement of expense is permitted by the provisions of Section 317 of the General Corporation Law of California (without regard to the authorization required by that section); provided, however, that such indemnification is not authorized with respect to an action for a breach of the duty of the director, officer or agent to the Corporation or its shareholders if any of the exceptions to exoneration from liability of directors set forth in Section 204(a)(1) of the General Corporation Law of California are applicable; and the director, officer or agent shall repay to the Corporation





                           Exhibit A -- Page 1
any such advancement of expenses if the director officer or agent is adjudged guilty of any of the conduct specified in such exceptions or if indemnification is expressly prohibited by said Section 317. This provision does not limit in any way the permissive indemnification provided for in said Section 317. The director, officer or agent may sue in any court of competent jurisdiction to enforce the rights to indemnification and advancement of expenses granted by this Article V. The Corporation is authorized to indemnify the directors and officers of the Corporation to the fullest extent permissible under California law.

                                     VI.

            From time to time any of the provisions of this Articles of Incorporation may be amended, altered or repealed, and other provisions authorized by the laws of the State of California at the time in force may be added or inserted in the manner and at the time prescribed by said laws, and all rights at any time conferred upon the stockholders of the Corporation by this Articles of Incorporation are granted subject to the provisions of this Article VI.
















                           Exhibit A -- Page 2

                            EMPLOYMENT AGREEMENT

            THIS EMPLOYMENT AGREEMENT is entered into as of November __, 1997 by and between Shopping.com, a California corporation ("Company ") and Pat De Micco ("Employee").

            1. Employment and Duties. Company hereby employs Employee as Senior Vice President-Merchandising of the Company on the terms and subject to the conditions contained in this Agreement. Employee shall be responsible for merchandising products sold by Company. Employee hereby accepts such employment and agrees to perform in good faith and to the best of Employee's ability all services which may be reasonably required of Employee hereunder and to be available to render services at all reasonable times and places in accordance with such reasonable directions, requests, rules and regulations made by the Company in connection with Employee's employment. Employee shall, during the term hereof, devote Employee's full time and energy to performing his duties. Employee shall be based at the Company's corporate offices, and he shall report directly to Company's Chief Executive officer. Employee understands, however, that Employee shall be required to travel to other locations.

            2. Term of Employment. The term of this Agreement, shall commence as of the date hereof and shall terminate on the first anniversary of the date above, unless sooner terminated by the Company as provided herein.

            3. Compensation. As full and complete compensation for Employee's services hereunder and all the rights granted hereunder by Employee to Company, Company shall pay Employee $15,833.33 per month payable in accordance with Company's payroll practices for salaried employees. In addition, Employee shall be entitled to bonus reasonably after the end of the first year of employment in the amount of $50,000 as shall be determined by the Board of Directors of the Company, based on Employee's achieving milestones mutually agreed by the Company and Employee. The Company shall deduct and withhold from the compensation payable to Employee hereunder any and all amounts required to be deducted or withheld by the Company under the provisions of any statute, regulation, ordinance, or order and any and all amendments hereinafter enacted requiring the withholding or deducting from compensation payable to employees.

            4. Expense Reimbursement; Automobile and Automobile Expenses. In addition, to the compensation hereinabove provided, Employee shall be reimbursed in a sum equal to the amount of all traveling, hotel, entertainment and other expenses properly and necessarily incurred by Employee in the discharge of

Employee's duties hereunder, and Employee will supply the Company with vouchers, receipts and other details of such expenses upon the Company's request therefor.

            5. Death or Disability of Employee.

                  (a) In the event of Employee's death or disability while in the employ of Company, this Agreement and the compensation due to Employee pursuant to Paragraph 3 hereof shall terminate upon the date of said death or disability and Company shall thereafter be required to make payments only to Employee or Employee's estate, as the case may be, for all amounts due to Employee as compensation for the services rendered hereunder through the date of death or disability to the extent such amounts have accrued but have not been theretofore paid. If Employee shall recover from such disability prior to the expiration date of this Agreement set forth in Paragraph 3 hereof, this Agreement and Employee's employment hereunder shall be reinstated for the balance of term of this Agreement.

                  (b) Employee shall be deemed disabled if, Employee in the opinion of Company, is unable to substantially perform the services required of Employee hereunder for a period in excess of 60 consecutive days or 120 days during any 210 day period. In such event, Employee shall be deemed disabled as of such 120th day.

            6. Restrictive Covenant. During the term of this Agreement, Employee shall (i) devote Employee's full time and energy solely and exclusively to the performance of Employee's duties described herein except during periods of illness or vacation periods; (ii) not directly or indirectly provide services to or through any company or firm except Company unless otherwise instructed by Company; (iii) not directly or indirectly own, manage, operate, join, control or participate in the ownership, management, operation or control of or be employed by or connected in any manner with any enterprise which is engaged in any business competitive with or similar to that of Company and (iv) not render any services of any kind or character for Employee's own account or for any other person, firm or corporation without first obtaining the Company's consent in writing provided, however, that Employee shall have the right to perform such incidental services as are necessary in connection with Employee's (a) private passive investments where Employee is not obligated or required to, and shall not in fact, devote any managerial efforts and provided such investments are not geographically competitive when made with the business of Company or (b) charitable or community activities, or in trade or professional organizations, upon the condition, however, that such incidental services do not interfere with the performance of Employee's services hereunder.

            7. Confidentiality. Employee hereby acknowledges that during the term hereof, Company may, from time to time, disclose to Employee confidential information pertaining to the business and affairs of Company and its vendors, customers and suppliers, including but not limited to, the customer lists and accounts and other similar items indicating the source of income of Company. It is understood that Employee shall not, at anytime during or after the term of this Agreement, disclose to any third party -or directly or indirectly make use of any such confidential information, including but not limited to, the names, addresses, and telephone numbers of customers, suppliers or vendors of Company other than in connection with, and in furtherance of the business and affairs of Company. All documents and data (whether written, printed or otherwise reproduced or recorded) containing or relating to any such information, whether made or compiled by, or delivered or made available to, or otherwise obtained by Employee, shall be returned by Employee to Company at the time of the termination of this Agreement or upon any earlier request by Company, without Employee retaining any copies, notes or excerpts thereof.

            8. Ownership of Material and Ideas. Employee agrees that all material, ideas, and inventions pertaining to the business of Company or of any vendors, customers and suppliers of Company, including but not limited to, all patents and copyrights thereon and renewals and extensions thereof, and the names, addresses and telephone numbers of customers, suppliers or vendors of Company, shall belong solely to Company.

            9. Fringe Benefits. The Company shall provide to Employee throughout the term of this Agreement the benefits of any group life insurance plan, group medical insurance plan and other employee benefit plans available to executives which the Company may adopt and for which Employee shall qualify. Employee shall also be granted options to purchase 50,000 shares (prereverse split) of the Company's common stock, exercisable over a five-year period at an exercise price of $3.00 per share with vesting over a four-year period pursuant to the terms and conditions of Company's Incentive Stock Option Plan.

            10. Termination. The Company may without notice terminate this Agreement and all of the Company's obligations hereunder for "cause" or "without cause". Termination by the Company for "cause" shall mean termination because of the Employee's conviction of a felony (which, through the lapse of time of otherwise is not subject to appeal) or material refusal, failure or neglect without proper cause to perform Employee's obligations under this Agreement or material breach of any of Employee's fiduciary obligations as an officer or employee of Company. Upon such termination, the Company shall thereafter be required to make payment to Employee only for amounts due to Employee as compensation for services rendered hereunder and not previously paid. In the event, Employee is terminated "without cause" during the term of his employment hereunder, the Company shall pay a severance payment equal to eighteen (18) months compensation without any obligation on Employee's part to mitigate and with Company having no right of offset in the event that Employee shall obtain other employment. The said severance payment shall be Employee's only claim or recourse against Company for such termination "without cause." In the event Employee terminates his employment for any reason, he shall not be entitled to any severance payment, and the Company shall not be entitled to any damages from Employee by reason of Employees voluntary termination.

            11. Services Unique. It is agreed that the services to be rendered by Employee hereunder are of a special, unique, unusual, extraordinary and intellectual character which gives them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law and that a breach by Employee of any of the provisions contained in sections 6 and 7 herein will cause the Company irreparable injury and damage. Employee expressly agrees that the Company shall be entitled to injunctive or other equitable relief to prevent a breach thereof. Resort to any such equitable relief shall not be construed as a waiver of any of the rights or remedies which the company may have against Employee for damages or otherwise.

            12. Key Man Life Insurance. During the term of this Agreement, the Company may at any time effect insurance on Employee's life and/or health in such amounts and in such form as the Company may in its sole discretion decide. Employee shall not have any interest in such insurance, but shall, if the Company requests, submit to such medical examinations, supply such information and execute such documents as may be reasonably required in connection with or so as to enable the Company to effect such insurance.

            13. Vacation. Employee shall have the right during the first (1) year of the term of this Agreement to take an aggregate of two (2) weeks of vacation, with pay, at such times mutually convenient to him and to the Company. Employee shall have the right, however, to accumulate his vacation from one period to the next period with the Company's consent.

            14. Notices. Any and all notices, demands or other communications required or desired to be given hereunder by any party shall be in writing and shall be validly given or made to another party if given by personal delivery, telex, facsimile, telegram or if deposited in the United States mail, certified or registered, postage prepaid, return receipt requested. If such notice, demand or other communication be given by personal delivery, telex, facsimile, telegram, service shall be conclusively deemed made at the time of such personal service. If such notice, demand or other communication be given by mail, such shall be conclusively deemed given forty-eight (48) hours after the deposit thereof in the United States mail addressed to the party to whom such notice, demand or other communication is to be given as hereinafter set forth:

      To Company:       Shopping.com
                        2101 E. Coast Highway, Garden Level
                        Corona Del Mar, California 92625


      To Employee:       _______________________
                         _______________________
                         _______________________

Any party hereto may change its address for the purpose of receiving notices, demands and other communications as herein provided by a written notice given in the manner aforesaid to the other party or parties hereto.

            15. Applicable Law and Severability. This document shall, in all respects, be governed by the laws of the State of California applicable to agreements executed and to be wholly performed within the State of California. Nothing contained herein shall be construed so an to require the commission of any act contrary to law, and wherever there is any conflict between any provision contained herein and any present or future statute, law, ordinance or regulation contrary to which the parties have no legal right to contract, the latter shall prevail but the provision of this document which is affected shall be curtailed and limited only to the extent necessary to bring it within the requirements of the law.

            16. Attorneys' Fees. In the event any action be instituted by a party to enforce any of the terms and provisions contained herein, the prevailing party in such action shall be entitled to such reasonable attorneys' fees, costs and expenses as may be fixed by the Court.

            17. Modifications or Amendments. No amendment, change or modification of this document shall be valid unless in writing and signed by all of the parties hereto.

            18. Successors and Assigns. All of the terms and provisions contained herein shall inure to the benefit of and shall be binding upon the parties hereto and their respective heirs, personal representatives, successors and assigns.

            19. Entire Agreement. This document constitutes the entire understanding and agreement of the parties with respect to the subject matter of this Agreement, and any and all prior agreements, understandings or representations are hereby terminated and canceled in their entirety and are of no further force or effect.

     IN WITNESS WHEREOF, the parties hereto have duly executed them, Agreement as of the day and year first above written.

                                        Shopping.Com
                                        a California corporation



                                        By:   _________________________
                                              "Company"



                                        Pat De Micco


                                        By:   _________________________
                                              "Employee"

                      AMENDMENT TO EMPLOYMENT AGREEMENT


            This Amendment to Employment Agreement ("Amendment) entered into and shall be effective as of November 28, 1997, by and between Shopping.com, a California corporation Company") and Pat De Micco ("Employee").

            WHEREAS, Company and Employee desire to amend the Employment Agreement, a copy of which is attached hereto as Exhibit "A", and incorporated herein by this reference Agreement), pursuant to the terms of this Amendment.

            NOW, THEREFORE, in consideration of the mutual covenants herein and for good and valuable consideration, receipt and sufficiency of which is hereby acknowledged, the parties hereto agree to amend the Agreement on the following terms and conditions:

      Section 9 of the Agreement shall be amended and restated to read as follows:

      9. Fringe Benefits. The Company shall provide to Employee through the term of this Agreement the benefits of any group life insurance plan, group medical insurance plan and other employee benefit plans available to executives which the Company may adopt and for which Employee shall qualify. Employee shall also be granted options to purchase Fifty Thousand (50,000) shares, (in share denomination calculated following the reverse split of the Company's shares taking place on or about December 5, 1997), of the Company's common stock, exercisable over a five (5) year period commencing with the effective date of this Agreement, at an exercise price of Three Dollars ($3.00) per share, pursuant to the terms and conditions of the Company's Incentive Stock Option Plan of 1997, as amended, and the Incentive Stock Option Agreement under Stock Option Plan of 1997, between Company and Employee.

            In witness whereof, the parties have entered into this Amendment, to be effective as set forth in the first paragraph of this Agreement, and each acknowledged receipt of a fully signed original hereof.


                                        COMPANY:

                                        Shopping.com, a California corporation


                                        By:      /s/  Robert J. McNulty
                                            ----------------------------------
                                              Robert J. McNulty, President



                                        EMPLOYEE:

                                        Pat De Micco


                                        By:      /s/   Pat De Micco
                                            ----------------------------------
                                              Pat De Micco, an individual


(Interlineation: "Options vest over four (4) years beginning of first year anniversary at 25% to 100% on fourth year." Initialed by both parties.)

                             MARKETING AGREEMENT


      THIS MARKETING AGREEMENT (this "Agreement") is made as of this 10th day of February, 1998, by and between En Pointe Technologies Sales, Inc., a Delaware corporation ("En Pointe"), with its principal offices at 100 No. Sepulveda Blvd., 19th Floor, El Segundo, California 90245, and SHOPPING.COM, a California corporation ("Shopping"), with its principal offices at 2101 East Coast Hwy., Garden Level, Corona del Mar, California 92625.

                                 BACKGROUND

      Shopping desires En Pointe to assist in marking the full range of Shopping's products on Shopping's behalf throughout the United States and En Pointe agrees to assist in said marketing.

      IN CONSIDERATION OF THE FOREGOING and of the mutual covenants, conditions, and agreements hereinafter set forth, the parties intending to be legally bound do hereby agree as follows.

1. DEFINITIONS. The following words shall have the following meanings when used in this Agreement:

      1.1 "Products" shall mean any products or services offered for sale by Shopping to the public through Shopping's website or otherwise.

      1.2 "Territory" shall mean the United States and its territories and possessions.

2. APPOINTMENT AND ACCEPTANCE OF EXCLUSIVITY. Subject to the terms herein, Shopping hereby grants En Pointe a non-exclusive right and license to market and license the Products. En Pointe hereby accepts its non-exclusive appointment to market and license the Products in the Territory.

3. GRANT OF LICENSE TO EN POINTE. Subject to the terms herein, Shopping hereby grants En Pointe the non-exclusive license to utilize Shopping's trademarks and service marks associated with the Products as reasonably necessary in connection with any sales or as reasonably necessary to satisfy its obligations hereunder. En Pointe may use Shopping's trademarks and service marks in the presentation and sales of the Products.

4. TERM. This Agreement shall become effective on February 10, 1998 and continue for two (2) years therefrom. This Agreement shall automatically renew for continuous one (1) year periods unless one party gives the other party three (3) months' prior written notice of its intent to terminate this Agreement.

5. FURTHER ASSISTANCE. Subject to the terms herein, Shopping agrees to furnish En Pointe all such information, assistance, and cooperation as may be reasonably required in negotiating agreements with customers.

6. MARKETING. En Pointe shall use good faith efforts to market those of the Products appropriate to it. In the event Shopping requires to distribute or otherwise utilize any marketing programs or materials, including any reference to En Pointe after the termination of this Agreement, Shopping must remove any such reference prior to such utilization.

7. COSTS AND OBLIGATIONS OF THE PARTIES. En Pointe and Shopping will each bear their own costs incurred in advertising and marketing the Products. Notwithstanding the previous sentence, Shopping will provide approximately two
(2) to three (3) days of Products existing at all En Pointe locations to support the launch of a sales and marketing campaign and approximately two (2) to three
(3) days at Shopping's office for marketing-oriented technical system walk-through without cost to En Pointe.

8. INTELLECTUAL PROPERTY AND PATENT INDEMNIFICATION. The following terms apply to any infringement or claim of infringement of any patent, trademark, copyright, trade secret, or other proprietary interest based on the licensing, use or sale of any Products furnished to customers under this Agreement. Shopping will indemnify En Pointe for any loss, damage, expense or liability, including costs and reasonable attorneys' fees, that may result by reason of any such infringement or claim of infringement.

9. INDEMNITY. Shopping agrees to indemnify and save harmless En Pointe, its parents, subsidiaries and affiliates, and its and their directors, officers and employees from any liabilities, lawsuits, penalties, claims, or damages (including the costs, expenses and reasonable attorneys' fees on account thereof) that may be made (1) by any third party for injuries, including death to persons or damage to property, including theft, resulting from the indemnifying party's negligent or willful acts or omissions; or (2) by any employee or former employee of the indemnifying party or any of its subcontractors for which the indemnifying party or subcontractor's liability to such employee or former employee would otherwise be subject to payments under such worker's compensation or similar laws. Shopping agrees to defend En Pointe, at En Pointe's request, against any such liability, claim or demand. The foregoing indemnity shall be in addition to any other indemnity obligations of Shopping set forth in this Agreement.

10. REPRESENTATIONS AND WARRANTIES OF SHOPPING

      10.1 In order to induce En Pointe to enter into this Agreement, Shopping represents and warrants to En Pointe (i) that it owns all right, title and interest in and to the Products; (ii) that the Products are free from defects in workmanship and materials; (iii) Shopping further warrants that any services provided by Shopping under this Agreement shall be performed in a fully workmanlike manner to Customer's satisfaction and in accordance with the prevailing professional standards of the applicable industry; (iv) En Pointe's use or sale of the Products will not violate the intellectual property rights of any third party.

11. LIMITATION OF LIABILITY. Except as expressly provided in this Agreement, En Pointe, its parents, subsidiaries and affiliates and its and their directors, officers and employees, shall not be liable for any indirect, special, incidental, or consequential damages (including, but not limited to, loss of profits), whether based on tort, warranty, contract, or otherwise, arising out of or in any way related to this Agreement or the providing of its Products, even if such party has been advised of the possibility of such damages. Notwithstanding any provision contained in this Agreement, Shopping agrees that En Pointe's liability hereunder for damages shall be Shopping's conclusive remedy and that such liability, regardless of the source of action, shall not exceed $10,000.00. No action, regardless of form, arising under this Agreement, may be brought by either party more than two (2) years after the cause of action has arisen, except that an action for nonpayment may be brought within one (1) year after the date of the most recent payment. EN POINTE DOES NOT MAKE ANY EXPRESS OR IMPLIED REPRESENTATIONS OR WARRANTIES INCLUDING, BUT NOT LIMITED TO, THE IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

12. NO FURTHER RELATIONSHIPS. This Agreement shall not constitute, give effect to, or otherwise imply a joint venture, pending arrangement, partnership, or formal or informal business organization of any kind.

13. TERMINATION. In the event of the termination of this Agreement, En Pointe shall be entitled to complete all sales already under contract and receive all revenue generated from such sales, less the purchase price to be paid for such sales to Shopping, within two (2) years of the termination of this Agreement. In addition, En Pointe shall be entitled to receive compensation as provided in this Agreement for all sales completed within six (6) months of the termination of this Agreement for all customers with which En Pointe had a letter of intent, responded to a Request for Proposal (RFP), or made a presentation to representatives of the eventual Pointe.

14. TRANSFER OF OBLIGATIONS. Shopping hereby approves the transfer and pass-through of its obligations under Sections 8, 9 and 10 to En Pointe's customers and agrees to provide such indemnification and warranty to En Pointe's customers without charge to En Pointe.

15. SALES ACTIVITY REPORTING. Shopping shall provide En Pointe, no later than the twentieth (20th) day following the end of each calendar month, a report of En Pointe's activity during the prior calendar month. Such report shall include information on receipts, billings, bookings, and sales contracts. En Pointe shall have the right to audit all Shopping records pertaining to the Products during normal business hours provided three (3) days' prior written notice is provided to Shopping. Shopping shall bear the expense of such audit unless the results of such reveal an error of less that 5 percent of the revenues to be received by En Pointe, in which event En Pointe shall bear the expense of such audit.

16. PAYMENT. During the term, En Pointe shall be entitled to payment or retention of (i) the first two percent (2%) of sales price to customer, exclusive of sales tax; (ii) thirty percent (30%) of the Gross Profit Margin on all Products. Gross Profit Margin includes sales price to customer, exclusive of tax, minus invoice cost, exclusive of tax. Shopping and En Pointe shall split the remaining Gross Profit Margin on all Products fifty/fifty (50/50). En Pointe will remit any payments due Shopping once per month based on En Pointe's actual receipt of good payment funds from customers within the prior month.

17. CUSTOMER, CONTRACT, SHIPPING AND PACKING LABELS. En Pointe shall contract directly with customers for all sales of Products. All shipping and packing labels on all products shipped to customers hereunder shall bear En Pointe's name as the shipping party.

18. BACKGROUND, ENUMERATIONS AND HEADINGS. The "Background," enumerations and headings contained in the terms and conditions are for convenience of reference only and are not intended to have any substantive significance in interpreting this Agreement.

19. SURVIVAL. The license granted by Shipping to En Pointe and its customers shall survive the termination of this Agreement except as amended by the joint agreement of both parties.

20. PUBLICITY. No release shall be made to the news media or to the general public relating to this Agreement without the prior written approval of an authorized executive party for the other party.

21. ASSIGNMENT. Neither party shall assign or transfer in any manner its obligations, rights, or interests or any part thereof under this Agreement whether by written agreement or operation of law without the prior written consent of an authorized executive officer of the nonassigning party, which consent may not be unreasonably withheld. Any assignment in contravention of this Agreement is null and voice. The foregoing shall not apply to the assignment by En Pointe to any parent, successor affiliate.

22. GOVERNING LAW; VENUE. The agreements contained herein shall be governed by and construed in accordance with, the laws of the State of California without giving effect to the principles of conflicts of law. As to any disputes between En Pointe and Shopping, the parties hereto irrevocably agree that any controversy or claim arising out of or relating to this Agreement, or the breach thereof, other than matters pertaining to injunctive relief, including without limitation, temporary restraining orders, preliminary injunctions and permanent injunctions, shall be determined by binding arbitration before the Judicial Arbitration and Mediation Services in Los Angeles County, California. The parties hereto waive any right to trial by jury with regard to any disputes between them hereunder. Judgments upon any arbitration award rendered shall be and may be entered in any court having jurisdiction thereof, provided that no awards for punitive damages may be rendered or entered as judgments. It is hereby agreed that the parties shall be permitted to conduct such discovery as the arbitrator may permit. The parties submit to the exclusive jurisdiction of the United States District Court for the Central District of California, Western Division, over any action, suit or proceeding or matter pertaining to injunctive relief, including, without limitation, temporary restraining orders, preliminary injunctions and permanent injunctions, arising out of or relating to this Agreement or the transactions contemplated by this Agreement, except to the extent that said Court does not have subject matter jurisdiction, in which case the parties irrevocably submit to the jurisdiction of the Superior Court of the County of Los Angeles, State of California, over any such actions, suit or proceeding, pertaining to injunctive relief, including, without limitation, temporary restraining orders, preliminary injunctions and permanent injunctions.

23. ENTIRE AGREEMENT. This document contains the entire agreement between the parties and supersedes any previous understandings, commitments, or agreements, oral or written, with respect to agreements between the parties. No alternation of an amendment to this Agreement shall be effective unless in writing and signed by an authorized executive officer of each party.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                        EN POINTE TECHNOLOGIES SALES, INC.


                                        By:          //s//
                                            ------------------------------


                                        SHOPPING.COM


                                        By:          //s//
                                            ------------------------------
                                                   ROBERT McNULTY

                           SUBSCRIPTION AGREEMENT


      This Subscription Agreement, dated as of February 19, 1998, is by and among, SHOPPING.COM, a California corporation (the "Company"), and PREMIERE RADIO NETWORKS, INC., a Delaware corporation (the "Shareholder").

                                  ARTICLE I

                                SUBSCRIPTION

      1.1 Subscription. Subject to the terms and conditions set forth herein, the Shareholder hereby subscribes for and agrees to purchase 47,059 shares of Common Stock of the Company (the "Shares") at the purchase price per share of $21.25 (the "Subscription Price") in consideration for radio advertising services, valued at $1,000,000, acquired by the Company from the Shareholder on February 19, 1998. Exhibit A hereto sets forth $500,000 of the advertising time to be provided; the Company and the Shareholder will negotiate in good faith with respect to the remaining $500,000 of advertising time. The Subscription Price shall be payable on a date mutually acceptable to the parties that is within five days of the date of execution of this agreement (the "Closing Date"). Upon receipt of the Subscription Price for the Shares, the Company shall issue to the Shareholder a certificate representing the Shares. The Company represents and warrants to the Shareholder that, upon payment and issuance and delivery of the Shares in accordance with this Agreement, the Shares will be duly authorized, validly issued, fully paid and nonassessable.

      1.2 Additional Shares. If on February 19, 1999, the average closing price of the Company's Common Stock for the previous ten trading days (the "Average Closing Price") is less than $21.25 per share (as adjusted for any stock splits or recapitalization), then the Company shall issue additional shares of Common Stock to the Shareholder (the "Additional Shares") in an amount equal to (i) $1,000,000 divided by the Average Closing Price minus (ii) 47,059, provided, however, that the Company shall not be obligated in any case to issue more than 52,941 Additional Shares; provided further that if the Shareholder shall have sold any of the Shares prior to February 19, 1999, then the number of Additional Shares to be issued shall be reduced by a number of shares equal to the product of (x) the proceeds received by Seller on account of such sale, divided by (y) the Average Closing Price.

                                 ARTICLE II

                REPRESENTATIONS AND WARRANTIES OF THE COMPANY

            The Company hereby represents and warrants as of the date hereof that:

      2.1 Organization; Good Standing; Qualification. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of California and has all requisite corporate power and authority to own and operate its properties and assets and to carry on its business as now conducted, to execute and deliver this Agreement, to issue and sell the Shares at the Closing, and the Additional Shares when due and to carry out the provisions of this Agreement. The Company is duly qualified to transact business and is in good standing in each jurisdiction in which the failure to so qualify would have a material adverse effect on its business, properties, prospects or financial conditions.

      2.2 Capitalization; Subsidiaries. The Company has the authority to issue 8,000,000 shares of Common Stock of which approximately 4,002,000 shares are currently issued and outstanding. The Company does not have the authority to issue another class of capital stock.

      2.3 Authorization. All Corporate action on the part of the Company, its officers, directors and stockholders necessary for the authorization, execution and delivery of this Agreement, the performance of all obligations of the Company hereunder at the Closing and the authorization, issuance, sale and delivery of the Shares and the Additional Shares (together, the "Purchased Shares") being sold hereunder has been taken or will be taken prior to the Closing, and this Agreement constitutes a valid and legal binding obligation of the Company, enforceable in accordance with its terms except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other laws of general application affecting enforcement of creditors' rights generally, and
(ii) as limited by or relating to the availability of specific performance, injunctive relief, or other equitable remedies.

      2.4 Valid Issuance of Shares. The Purchased Shares, when issued, sold and delivered in accordance with the terms of this Agreement for the consideration expressed herein, will be duly and validly issued, fully paid, and non-assessable, and will be free of restriction on transfer other than restrictions on transfer under this Agreement and under applicable state and federal securities laws.

      2.5 No Conflict. The execution, delivery and performance by the Company under this Agreement and the issuance and delivery of the Purchased Shares do not and will not (a) violate the articles of incorporation or bylaws of the Company or any order, judgment or decree of any governmental or regulatory authority or agency binding upon the Company or upon any assets of the Company,
(b) violate any provision of law, or any rules or regulations of any governmental or regulatory body, department or agency, applicable to the Company which the Company is aware, (c) violate, conflict with, result in a material breach or constitute a default under any contract or other agreement to which the Company is a party or (d) require the approval of any person under any material indenture, mortgage, instrument or other agreement of which the Company is a party.

      2.6 Governmental Consents. No consent, approval, qualification, order or authorization of, or filing with, any local state or federal government authority is required on the part of the Company in connection with the Company's valid execution, delivery, or performance of this Agreement, the offer, sale or issuance of Purchased Shares by the Company, except such filings which will be made prior to the Closing, except that any notices of sale required to be filed with the Securities Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"), or such post-closing filings as may be required under applicable state securities laws, which will be timely filed within the applicable periods therefor.

      2.7 Litigation. There is no action, suit, proceeding or investigation pending or currently threatened against the Company that questions the validity of this Agreement, or the consummation of the transactions contemplated hereby.

      2.8 Disclosure; Reports and Financial Statements. The Company has provided Shareholder with all the information reasonably available to it without undue expense that Shareholder has requested for deciding whether to purchase the Common Stock. The Company has previously furnished Shareholder with true and complete copies of its most recent report on Form 10-QSB for the interim period ended October 31, 1997 as filed herein ("SEC Reports"). The Company's SEC Reports have been filed with the SEC and as of such date and to the best of the Company's knowledge, the SEC Reports complied in all material respects with the requirements of the Securities Act or the Securities Exchange act of 1934, as amended (the "1934 Act"), as the case may be, and the rules and regulations of the SEC thereunder applicable to such the Company SEC Reports. As of their respective dates and to the best of the Company's knowledge, the SEC Reports did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein. The financial statements contained in the SEC Reports have been prepared in accordance with generally accepted accounting principles and present fairly the financial position and results of operations of the Company as of the applicable dates thereto.

                                 ARTICLE III

              REPRESENTATIONS AND WARRANTIES OF THE SHAREHOLDER

      The Shareholder hereby represents, warrants, acknowledges and agrees as follows:

      3.1 Investments Intent. The Shareholder is acquiring the Purchased Shares for its own account, for investment purposes only, and not with a view to, or in connection with, any resale or other distribution of the Purchased Shares.

      3.2 No Registration under Federal or State Securities Laws. The Shareholder acknowledges that the Shares have not and the Additional Shares when issued will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any state by reason of a specific exemption or exemptions from registration under the Securities Act and applicable state securities laws, and that the Company's reliance on such exemptions is predicated on the accuracy and completeness of the Shareholder's representations, warranties, acknowledgments and agreements herein. Accordingly, the Purchased Shares may not be offered, sold, transferred, pledged or otherwise disposed of by the Shareholder without an effective registration statement under the Securities Act and any applicable state securities laws or an opinion of counsel to the Company that the proposed transaction will be exemption from registration.

      3.3 Restrictions on Resale. The Shareholder acknowledges that since the Shares are not and the Additional Shares will not be registered under the Securities Act and the applicable state securities laws, they must be held by the Shareholder indefinitely unless they are subsequently registered under the Securities Act and applicable state securities laws or unless an exemption from registration is available. The Shareholder acknowledges that except as set forth in Article IV, the Company is not required to register the Purchased Shares under the Securities Act or any applicable state securities law or to make any exemption from registration available. The Shareholder acknowledges that to the extent the exemption from registration provided by Rule 144 under the Securities Act becomes available for the resale of the Purchased Shares, any such resales may be made only in accordance with the terms and conditions of that rule, including, among other things, the existence of a public market for the Purchased Shares, the availability of current public information about the Company, the resale occurring not less than two years after the Purchased Shares were purchased and paid for, the sale being effected in a specified manner and the number of Purchased Shares being sold not exceeding specified limitations.

      3.4 Restrictive Legend and Stop Transfer Order. The Shareholder acknowledges that the certificates representing the Purchased Shares will bear the following legends:

            "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, or the securities laws of any state. The shares may not be offered, sold, transferred, pledged or otherwise disposed of without an effective registration statement under the Securities Act of 1933, as amended, and under any applicable state securities laws or an opinion of counsel for the Company that the proposed transaction will be exempt from such registration."

            "The shares evidenced by this certificate are subject to the terms of certain Subscription Agreements by and between Shopping.Com, Inc. and Premiere Radio Networks, Inc., effective as of February 19, 1998, a copy of which is on file at the principal office of the Corporation. The sale, transfer or other disposition of such shares is subject to the terms of said agreement and such shares are transferable only upon proof of compliance therewith."

The Shareholder further acknowledges that the Company reserves the right to place a stop order against the certificate representing the Purchased Shares and to refuse to effect any transfers thereof in the absence of an effective registration statement with respect to the Purchased Shares or in the absence of an opinion of counsel to the Company that such transfer is exempt from registration under the Securities Act and under applicable state securities laws and that the Corporation is authorized to refuse to honor any transfer or alienation of any shares of Common Stock unless and until it is satisfied that the transfer is in compliance with the terms of this Agreement.

      3.5 Investment Experience; Accredited Investor. The Shareholder has knowledge and experience in financial and business matters sot hat the Shareholder is capable of evaluating the merits and risks of its investment in the Company and of protecting its own interests in connection therewith. The Shareholder acknowledges and represents to the Company that it is an "Accredited Investor," as that term is defined in Rule 501 under the Securities Act.

      3.6 Access to Information. The Shareholder has had the opportunity to review all documents and information which the Shareholder has requested concerning its investment and the Company. The Shareholder has had the opportunity to ask the Company's management, which questions were answered to its satisfaction. The Shareholder has relied only on the foregoing information in determining to make its investment in the Company.

      3.7 Investment Risks. The Shareholder acknowledges that an investment in the Company involves substantial risks. The Shareholder understands that there is no market for the Shares and that there is no assurance that a market will develop. The Shareholder is able to bear the economic risk of its investment for an indefinite period of time.

      3.8 Commissions and Advertising. The Shareholder has not received any public media advertisements and has not been solicited by any form of mass mailing solicitation.


                                 ARTICLE IV

                             REGISTRATION RIGHTS

      The Company covenants and agrees as follows:

      4.1 Definitions. For purposes of this Agreement:

            "Form S-3" means such form under the Securities Act as in effect on the date hereof or any registration form under the Securities Act subsequently adopted by the SEC which permits inclusion or incorporation of substantial information by reference to other documents filed by the Company with the SEC.

            "Holder" means any person owning or having the right to acquire Registrable Securities or any assignee thereof in accordance with Section
      4.10 hereof.

            "Register," "registered," and "registration" refer to a registration effected by preparing and filing a registration statement or similar document in compliance with the Securities Act, and the declaration or ordering of effectiveness of such registration statement or document.

            "Registrable Securities" means (a) the Purchased Shares, and (ii) any Common Stock of the Company issued as (or issuable upon the conversion or exercise of any warrant, right or other security which is issued as) a dividend or other distribution with respect to, or in exchange for or in replacement of the Purchased Shares, excluding in all cases, however, any Registrable Securities sold by a person in a transaction, in which his rights under this Section 4 are not assigned.

      4.2 Company Registration. If (but without any obligation to do so) the Company proposes to register (including for this purpose a registration effected by the Company for shareholders other than the Holders) any of its stock or other securities under the Securities Act in connection with the public offering of such securities solely for cash (other than registration relating solely to the sale of securities to participants in a Company stock plan, a registration on any form which does not include substantially the same information as would be required to be included in a registration statement covering the sale of the Registrable Securities or a registration in which the only common Stock being registered is Common Stock issued upon conversion of debt securities which are also being registered), the Company shall, at such time, promptly give each Holder written notice of such registration. Upon the written request of each Holder given within 20 days after mailing of such notice by the Company, the Company shall, subject to the provisions of Section 4.5, cause to be registered under the Act all of the Registrable Securities that each such Holder has requested to be registered.

      4.3 Furnish Information. It shall be a condition precedent of the obligations of the Company to take any action pursuant to this Section 4 with respect to the Registrable Securities of any selling Holder that such Holder shall furnish to the Company such information regarding itself, the Registrable Securities held by it, and the intended method of disposition of such securities as shall be required to effect the registration of such Holder's Registrable Securities.

      4.4 Expenses of Company Registration. The Company shall bear and pay all expenses incurred in connection with any registration, filing or qualification of Registrable Securities with respect of the registrations pursuant to Section
4.2 for each Holder (which right may be assigned as provided in Section 4.10), including (without limitation) all registration, filing, and qualification fees, printers and accounting fees relating or apportionable thereto and the fees and disbursements of one counsel for the selling Holders selected by them, but excluding underwriting discounts and commissions relating to Registrable Securities.

      4.5 Underwriting Requirements. In connection with any offering involving an underwriting of shares of the Company's capital stock, the Company shall not be required under Section 4.2 to include any of the Holders' securities in such underwriting unless they accept the terms of the underwriting as agreed upon between the Company and the underwriters selected by it (or by other persons entitled to select the underwriters), and then only in such quantity as the underwriters determine in their sole discretion will not jeopardize the success of the offering by the Company. If the total amount of Registrable Securities requested by shareholders to be included in such offering exceeds the amount of securities that the underwriters determine in their sole discretion is compatible with the success of the offering, then the Company shall be required to include in the offering only that number of Registrable Securities which the underwriters determine in their sole discretion will not jeopardize the success of the offering (the securities so included to be apportioned pro rata among the selling shareholders according to the total amount of securities entitled to be included therein owned by each selling stockholder or in such other proportions as shall mutually be agreed to by such selling shareholders) but in no event shall the amount of securities of the selling Holders included in the offer of the Company's securities be less than 25 percent of the number of shares originally requested to be included. For purposes of the preceding parenthetical concerning apportionment, for any selling stockholder which is a holder of Registrable Securities and which is a partnership or corporation, the partners, retired partners and shareholders of such holder, or the estates and family members of any such partners and retired partners and any trusts for the benefit of any of the foregoing persons shall be deemed to be a single "selling stockholder," and any pro-rata reduction with respect to such "selling stockholder" shall be based upon the aggregate amount of shares carrying registration rights owned by all entities and individuals included in such "selling stockholder," as defined in this sentence.

      4.6 Delay of Registration. No Holder shall have any right to obtain or seek an injunction restraining or otherwise delaying any such registration as the result of any controversy that might arise with respect to the interpretation or implementation or this Section 4.

      4.7 Indemnification. In the event any Registrable Securities are included in a registration statement under this Section 4:

            (a) To the extent permitted by law, the Company will indemnify and hold harmless each Holder, any underwriter (as defined in the Act) for such Holder and each person, if any, who controls such Holder or underwriter within the meaning of the Act or the 1934 Act, against any losses, claims, damages, or liabilities (joint or several) to which they may become subject under the Act, or the 1934 Act or other federal or state law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any of the following statements, omissions or violations (collectively a "Violation"): (i) any untrue statement or alleged untrue statement of a material fact contained in such registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto, (iii) the omission or alleged omission to state therein a material fact required to be stated therein, or necessary to make the statements therein no misleading, or (iii) any violation or alleged violation by the Company of the Act, the 1934 Act, any state securities law or any rule or regulation promulgated under the Act, or the 1934 Act or any state securities law; and the Company will pay to each such Holder, underwriter or controlling person, as incurred, any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that the indemnity agreement contained in this subsection 4.7(a) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability, or action if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld), nor shall the Company be liable in any such case for any such loss, claim, damage, liability, or action to the extent that it arises out of or is based upon a Violation which occurs in reliance upon and in conformity with written information furnished expressly for use in connection with such registration by any such Holder, underwriter or controlling person.

            (b) To the extent permitted by law, each selling Holder will indemnify and hold harmless the Company, each of its directors, each of its officers who has signed the registration statement, each person, if any, who controls the Company within the meaning of the Act, any underwriter, any other Holder selling securities in such registration statement and any controlling person of any such underwriter or other Holder, against any losses, claims, damages, or liabilities (joint or several) to which any of the foregoing persons may become subject, under the Act, or the 1934 Act or other federal or state law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereto) arise out of or are based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished by such Holder expressly for use in connection with such registration; and each such Holder will pay, as incurred, any legal or other expenses reasonably incurred by any person intended to be indemnified pursuant to this subsection 4.7(b), in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that the indemnity agreement contained in this subsection 4.7(b) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Holder, which consent shall not be unreasonably withheld; provided, that, in no event shall any indemnity under this subsection 4.7(b) exceed the gross proceeds from the offering received by such Holder.

            (c) Promptly after receipt by an indemnified party under this
Section 4.7 of notice of the commencement of any action (including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section 4.7, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party (together with all other indemnified parties that may be represented without conflict by one counsel) shall have the right to retain one separate counsel, with the fees and expenses to be paid by the indemnifying party, if representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential differing interests between such indemnified party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action, if prejudicial to its ability to defend such action, shall relieve such indemnifying party of any liability to the indemnified party under this Section 4.7, but the omission so to deliver written notice to the indemnifying party will not relieve it of any liability that it may have to any indemnified party otherwise than under this Section 4.7.

            (d) If the indemnification provided for in this Section 4.7 is held by a court of competent jurisdiction to be unavailable to an indemnified party with respect to any loss, liability, claim, damage or expense referred to therein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such loss, liability, claim, damage, or expense in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of the indemnified party on the other in connection with the statements or omission that resulted in such loss, liability, claim, damage, or expense as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of the indemnified party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the indemnifying party or by the indemnified party and the parties' relative intent, knowledge, access to information, and opportunity to correct or prevent such statement or omission.

            (e) Notwithstanding the foregoing, to the extent that the provisions on indemnification and contribution contained in the underwriting agreement entered into in connection with the underwritten public offering are in conflict with the foregoing provisions, the provisions in the underwriting agreement shall control.

            (f) The obligations of the Company and the Holders under this
Section 4.7 shall survive the completion of any offering of Registrable Securities in a registration statement under this Section 4.7, and otherwise.

      4.8 Reports Under Securities Exchange Act of 1934. With a view to making available to the Holders and benefits of Rule 144 promulgated under the Act and any other rule or regulation of the SEC that may at any time permit a Holder to sell securities of the Company to the public without registration or pursuant to a registration on Form S-3, the Company agrees to:

            (a) file with the SEC in a timely manner all reports and other documents required of the Company under the Act and the 1934 Act; and

            (b) furnish to any Holder, so long as the Holder owns any Registrable Securities, forthwith upon request (i) a written statement by the Company that it has complied with the reporting requirements of SEC Rule 144 (at any time after 90 days after the effective date of the first registration statement filed by the Company), the Act and the 1934 Act (at any time after it has become subject to such reporting requirements), or that it qualifies as a registrant whose securities may be resold pursuant to Form S-3 (at any time after it so qualifies), (ii) a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company, and (iii) such other information as may be reasonably requested in availing any Holder of any rule or regulation of the SEC which permits the selling of any such securities without registration or pursuant to such form.

      4.9 Form S-3 Registration. In case the Company shall receive from any Holder or Holders a written request or requests that the Company effect a registration on Form S-3 and any related qualification or compliance with respect to all or a part of the Registrable Securities owned by such Holder or Holders, the Company will:

            (a) Promptly give written notice of the proposed registration, and any related qualification or compliance, to all other Holders; and

            (b) As soon as practicable, effect such registration and all such qualifications and compliances as may be so requested and as would permit or facilitate the sale and distribution of all or such portion of such Holder's or Holders' Registrable Securities as are specified in such request, together with all or such portion of the Registrable Securities of any other Holder or Holders joining in such request as are specified in a written request given within 15 days after receipt of such written notice from the Company; provided, however, that the Company shall not be obligated to effect any such registration, qualification or compliance, pursuant to this Section 4.9; (1) if Form S-3 is not available for such offering by the Holders; (2) if the Holders, together with the holders of any other securities of the Company entitled to inclusion in such registration, propose to sell Registrable Securities and such other securities (if any) at an aggregate price to the public (net of any underwriters' discounts or commissions) of less than $25,000; (3) if the Company shall furnish to the Holders a certificate signed by the President of the Company stating that in the good faith judgment of the Board of directors of the Company, it would be seriously detrimental to the Company and its shareholders for such Form S-3 Registration to be effected at such time, in which event the Company SHALL have the right to defer the filing of the Form S-3 registration statement for a period of not more than 60 days after receipt of the request of the Holder or Holders under this Section 4.9; provided, however, that the Company shall not utilize this right more than once in any twelve month period;
(4) if the Company has, within the 12 month period preceding the date of such request, already effected two registrations on Form S-3 for the Holders pursuant to this Section 4.9; (5) if such registration would receive an additional audit of the financial statements of the Company; or (6) in any particular jurisdiction in which the Company would be required to qualify to do business or to execute a general consent to service of process in effecting such registration, qualification or compliance.

            (c) Subject to the foregoing, the Company shall file a registration statement covering the Registrable Securities and other securities to requested to be registered as soon as practicable after receipt of the request or requests of the Holders. All expenses incurred in connection with a registration requested pursuant to Section 4.9, including (without limitation) all registration, filing, qualification, printer's and accounting fees and the reasonable fees and disbursements of counsel for the selling Holder or Holders and counsel for the Company, shall be borne pro rata by the Holder or Holders participating in the Form S-3 Registration.

      4.10 Assignment of Registration Rights. The rights to cause the Company to register Registrable Securities pursuant to this Section 4.10 may be assigned (but only with all related obligations) by a Holder to a transferee or assignee of such securities, provided: (a) the Company is, within a reasonable time after such transfer, furnished with written notice of the name and address of such transferee or assignee and the securities with respect to which such registration rights are being assigned; (b) such transferee or assignee agrees in writing to be bound by and subject to the terms and conditions of this Agreement, including without limitation the provision of Section 4.11 below; (c) such assignment shall be effective only if immediately following such transfer the further disposition of such securities by the transferee or assignee is restricted under the Act; and (d) the Company consents to such transfer, which consent shall not be unreasonably withheld.

      4.11 "Market Stand-Off" Agreement. Each Holder hereby agrees that, during the period of duration specified by the Company and an underwriter of Common Stock or other securities of the Company, following the date of the first sale to the public pursuant to a registration statement of the Company filed under the Act, it shall not, to the extent requested by the Company and such underwriter, directly or indirectly sell, offer to sell, contract to sell (including, without limitation, any short sale), grant any option to purchase or otherwise transfer or dispose of (other than to donees who agree to be similarly bound) any securities of the Company held by it at any time during such period except Common Stock included in such registration; provided, however, that:

            (a) all officers and directors of the Company and all other persons with registration rights (whether or not pursuant to this Agreement) enter into similar agreements; and

            (b) such market stand-off time period shall not exceed 180 days. In order to enforce the foregoing covenant, the Company may impose stop-transfer instructions with respect to the Registrable Securities of each Investor (and the shares or securities of every other person subject to the foregoing restriction) until the end of such period.

      Notwithstanding the foregoing, the obligations described in this Section
4.12 shall not apply to a registration relating solely to employee benefit plans on Form S-1 or Form S-8 or similar forms which may be promulgated in the future, or a registration relating solely to a Commission Rule 145 transaction on Form S-14 or Form S-15 or similar forms which may be promulgated in the future.

                                  ARTICLE V

                                MISCELLANEOUS

      5.1 Entire Understanding. This Subscription Agreement states the entire understanding between the parties with respect to the subject matter hereof, and supersedes all prior oral and written communications and agreements, and all contemporaneous oral communications and agreements, with respect to the subject matter hereof.

      5.2 Parties in Interest. This Subscription Agreement, upon acceptance by the Company, shall bind, benefit, and be enforceable by and against each party hereto and its successors, assigns, heirs, administrators and executors.

      5.3 Severability. If any provision of this Subscription Agreement is construed to be invalid, illegal or unenforceable, then the remaining provisions hereof shall not be affected thereby and shall be enforceable without regard thereto.

      5.4 Section Headings. Article and section headings in this Subscription Agreement are for convenience of reference only, do not constitute a part of this Subscription Agreement, and shall not affect its interpretation.

      5.5 References. All words used in this Subscription Agreement shall be construed to be of such number and gender as the context requires or permits. Unless a particular context clearly provides otherwise, the words "hereof" and "hereunder" and similar references refer to this Subscription Agreement in its entirety and not to any specific Section or subsection.

      5.6 Controlling Law. THIS SUBSCRIPTION AGREEMENT IS MADE UNDER, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF CALIFORNIA APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED SOLELY THEREIN, WITHOUT GIVING EFFECT TO PRINCIPLES OF CONFLICTS OF LAW.

      5.7 Notices. All notices under this Agreement shall be in writing and shall be deemed to have been given at the time when mailed by registered or certified mail, addressed to the address below stated of the party to which notice is given, or to such changed address as such party may have fixed by notice, to the address set forth above (in the case of the Corporation) and at the address set forth on the signature pages to this Agreement in the case of the Shareholder; provided, however, that any notice of change of address shall be effective only upon receipt.

      5.8 Arbitration. The parties waive their right to seek remedies in court, including any right to a jury trial. The parties agree that in the event of any dispute arising between or among any of the parties in connection with this Agreement, such dispute shall be settled only by arbitration to be conducted only in Los Angeles county or Orange County, in accordance with the rules of the American Arbitration Association ("AAA") applying the laws of California. The parties agree that such arbitration shall be conducted by one or more retired judges who were or are active in the securities business or are experienced in dispute resolution regarding the securities business, that prearbitration discovery shall be limited to the greatest extent provided by the rules of AAA, that the arbitration award shall not include factual findings or conclusions of law, and that no punitive damage shall be awarded. The parties understand that any party's right to appeal or to seek modification of rulings in an arbitration is severally limited. Any award rendered by the arbitrators shall be final and binding and judgment may be entered upon it in any court of competent jurisdiction in Los Angeles at the time such award is rendered.

      IN WITNESS WHEREOF, the parties have executed this Subscription Agreement as of the date first above written.

Dated:  3/2/98                PREMIERE RADIO NETWORKS, INC.


                              By:   //ss// Illegible
                                   ----------------------------------
                                   Name:
                                         ----------------------------

                              Address:

                              [Illegible]


      The Company hereby [illegible].

Dated:  3/2/98                SHOPPING.COM


                              By:   //ss// Robert J. McNulty
                                   ---------------------------------
                                   Its: CEO

                                   Address:

                                   _____ [Illegible] East Coast Highway
                                   Corona Del Mar, CA _____
                                   Attention: President

                                INSIGHT INVESTMENTS, CORP.

                                   MASTER LEASE NO. 6325


MASTER LEASE AGREEMENT No. 6325, dated December 18, 1997, by and between INSIGHT INVESTMENTS, CORP., a California corporation ("Lessor"), 265 South Anita Drive, Suite 200, Orange, California 92868 and Shopping.com, a California corporation ("Lessee"), 2101 W. Coast Highway, Newport Beach, CA 92625.

For and in consideration of the mutual covenants and promises set forth herein and the payment of Rent as provided herein, Lessor and Lessee agree as follows:

1. LEASE OF EQUIPMENT. Lessor leases to Lessee, and Lessee leases from Lessor, all of the personal property, together with all replacements, parts and repairs incorporated therein (collectively, the "Equipment"; and individually, an "Item") described in each Equipment Schedule ("Schedule") executed and delivered from time to time pursuant to this Master Lease.

2. SCHEDULES. Each Schedule shall incorporate the terms and conditions of this Master Lease and such other terms and conditions as Lessor and Lessee shall agree upon. Each Schedule is a separate and independent lease and contractual obligation. In the event of a conflict between the provisions of the Master Lease and those of any Schedule, the provisions of the Schedule shall control. The term "Lease" shall mean an individual Schedule which incorporates the terms and conditions of this Master Lease. The Lease shall be effective upon execution by Lessee and subsequent acceptance by Lessor at its principal place of business.

3. LEASE TERM. The term of lease ("Lease Term") for each Item shall begin on its Acceptance Date and continue after the Commencement Date for that number of months specified in the Schedule as the "Initial Lease Term", and thereafter until terminated by either party upon not less than ninety (90) days prior notice (which notice shall apply to all the Equipment and may not be revoked without the consent of the other party). The term "Commencement Date" means the first day of the month immediately following the month during which the Acceptance Date occurs for the Item to be last installed or delivered, as applicable.

4. ACCEPTANCE. The Acceptance Date for each Item shall be the earliest of (i) the date the manufacturer, or other party acceptable to Lessor, installs the Item and certifies that Item to be in good working order, or (ii) if Lessee has caused a delay in the installation of an Item, then the fifth day after the Item is delivered to the location specified in the Schedule, or (iii) if Lessee is to install the Item, the fifth day after delivery; or (iv) if the Item does not require installation, the third day after the day the Item is delivered to Lessee. If the Equipment is already installed at the Lessee's location, the Acceptance Date shall be the date on which the Lessor pays for the Equipment. On each Acceptance Date, Lessee shall execute and deliver to Lessor a Certificate of Acceptance.

5.    RENT.
(a) "Rent" as used herein shall mean and include all of the following:
(1) Interim Rent. Lessee's interim rental obligation for each Item shall commence on its Acceptance Date and continue through the day immediately preceding the Commencement Date ("Interim Rent"). Interim Rent for each Item shall be one-thirtieth (1/30) of the Monthly Rent for that Item, with the Interim Rent for all Items being due and payable on the Commencement Date. If the Acceptance Date for all the Equipment is the first day of a calendar month, there shall be no Interim Rent.
(2) Monthly Rent. Lessee shall pay Lessor Monthly Rent for the Equipment in the amount set forth in the Schedule. Monthly Rent shall begin to accrue on the Commencement Date and shall be due and payable by Lessee in advance on the Commencement Date and on the first day of each month thereafter during the Lease Term.
(3) Additional Rent. Lessee shall also owe to Lessor, as additional rent ("Additional Rent") any and all charges, expenses, indemnities and other sums which become due by Lessee to Lessor under the terms of this Lease. Any such Additional Rent shall be paid to Lessor within thirty (30) days after the date that Lessor gives notice to Lessee that such Additional Rent is due, unless a longer or shorter period is otherwise specified herein.
(b) Late Charge. If Lessee fails to pay to Lessor within ten (10) days after the due date thereof (and without regard as to whether Lessor has given Lessee notice of such failure of whether an Event of Default has occurred) any Rent due hereunder, then Lessee shall also owe to Lessor Late Charges on such delinquent payment from the due date until paid at the lower of two percent (2%) per month or the maximum rate permitted by applicable law.
(c) Method of Payment. All payment of Rent, Late Charges or other amounts required to be paid by Lessee shall be paid to Lessor by check or wire transfer so as to constitute immediately available funds at the address of Lessor set forth above or at such other place as Lessor shall designate in writing, or, if to an Assignee of Lessor, at such place as such Assignee shall designate in writing.

6.    USE AND LOCATION.
(a) Use. Lessee shall use the Equipment in a careful and proper manner in conformance with all manufacturer's specifications and shall comply with all federal, state, municipal and other laws, ordinances and regulations in any way relating to the possession, use or maintenance of the Equipment, and in compliance with all requirements of the insurance policies required to be maintained by Lessee pursuant to Section 12 herein.
(b) Location. Each Item will at all times be and remain in Lessee's sole possession and control at the place of installation/location shown in the Schedule. The Equipment may be moved to another location of Lessee within the continental contiguous United states with Lessor's prior written consent; such consent shall not be unreasonably withheld but as a condition of such consent Lessor may require Lessee to execute such documents, including, but not limited to, Uniform Commercial Code ("UCC") financing statements, as Lessor may reasonably require to provide notice, perfect, or maintain the notification or perfection of, Lessor's or Assignee's interest in such Equipment. Any relocation of the Equipment pursuant to this Section and all UCC financing statement filing fees shall be at the sole expense of Lessee.

7. MAINTENANCE AND REPAIR. Lessee hereby assumes the sole duty to maintain the Equipment and shall not look to Lessor or any Assignee for such maintenance. At its own expense, Lessee shall maintain and keep the Equipment in good repair, condition and working order and shall furnish any and all parts, mechanisms, devices and labor required therefor, and shall enter into and maintain during the Lease Term a maintenance agreement with the Equipment manufacturer or other party acceptable to Lessor. Lessee shall furnish a copy of such agreement to Lessor upon Lessor's request.

8. QUIET ENJOYMENT. Lessor hereby covenants that so long as no Event of Default has occurred, Lessee shall and may quietly have, hold and enjoy the Equipment in accordance with the terms and conditions of the Lease, free from disturbance by Lessor or anyone claiming by or through Lessor.

9. LESSOR'S RIGHT TO INSPECT. Lessor shall at all times during business hours, and subject to Lessee's reasonable security requirements, have the right to enter upon the premises where an Item may be located for the purpose of inspecting such Item.

10. EQUIPMENT IMPROVEMENTS.
(a) Lessee may, with the prior consent of Lessor and subject to compliance with this Section 10, affix or install any accessory, feature or device to the Equipment and make any improvement, upgrade, modification, alteration or addition to the Equipment (each of the foregoing being an "Improvement"). The affixing or installation of the Improvement must not adversely affect the Equipment manufacturer's warranties or maintenance agreement, or require that substantial original parts of the Equipment be removed; nor can it impair the originally intended function, value or use of the Equipment. Title to each Improvement shall, without further action, upon the affixing or installing of such Improvement, vest solely in Lessor. Upon the expiration or earlier termination of this Lease, Lessee may remove and retain any readily detachable Improvement provided that: (i) no Event of Default has occurred; (ii) by such removal the Equipment is not rendered any less useful or valuable to Lessor than if such Improvement had not been made and later removed, and (iii) the Equipment is returned in compliance with Section 13 herein. Upon Lessee's permitted removal of a detachable Improvement and compliance with this Section 10, title shall thereupon revert to Lessee free and clear of any claims of Lessor whatsoever.
(b) Lessee shall notify Lessor not less than sixty (60) days prior to the anticipated Acceptance Date of the type of Improvement Lessee desires to obtain. Lessor may, within fifteen (150) days after receipt of such notice, offer to lease or sell the Improvement to Lessee upon mutually agreeable terms and conditions. If Lessee leases the Improvement from Lessor, such Improvement shall be on a separate Schedule with an Initial Lease Term co-terminus with that of the Equipment.

11.   LOSS AND DAMAGES; STIPULATED LOSS VALUE.
(a) Lessee's Assumption of Risk. Lessee hereby assumes and shall bear the entire risk of loss, damage, theft or destruction to the Equipment from any cause whatsoever, or governmental taking. No loss, damage, theft or destruction to the Equipment, or any part thereof, or governmental taking shall affect any obligation of Lessee under this Lease, which shall continue in full force and effect notwithstanding any such loss or damage. Lessee's assumption of risk of loss shall commence when the Equipment or Item is placed in transit to Lessee and shall continue until Lessor has received and accepted the surrendered Equipment pursuant to Section 13.
(b) Notice of Loss or Damage. Lessee shall promptly notify Lessor of the loss, damage, destruction, theft or governmental taking of any Item.

(c) Duty to Repair. Unless such Item is lost, stolen, damaged beyond repair or there is a governmental taking ("Casualty Loss"), Lessee shall promptly repair and restore such Item to the same condition, working order and appearance as of the Acceptance Date.
(d) Casualty Loss; Payment of Stipulated Loss Value. If the Equipment or any
Item is a Casualty Loss, then Lessee, at Lessee's option:
(1) shall pay Lessor in cash the Stipulated Value (as per Attachment A to this Master Lease) for such Equipment or Item calculated as of the next Monthly Rent payment date, which amount shall be due and payable not later than thirty (30) days after the date of the occurrence of the Casualty Loss. Upon payment of the Stipulated Loss Value, and provided that no Event of Default (as hereinafter defined) has occurred:
     (i) Lessee's obligation to pay Rent for all remaining Items shall remain in full force and effect and shall terminate only with respect to such Casualty Loss Item.
    (ii) Lessee shall become entitled to such Item, as-is, where-is, without warranty, express or implied, with respect to any matter whatsoever; OR
(2) shall continue all payments under the Lease without interruption as if no such loss had occurred, and shall request that Lessor, within thirty (30) days after the date of the occurrence of the Casualty Loss, replace the Casualty Loss Item with a "Replacement Item". Lessee shall pay all costs of such Replacement Item; provided, however, that the cost of the Replacement Item shall not exceed Lessor's list price. Unless otherwise mutually agreed, the Replacement Item shall be of the same manufacture, model and type and of at least equal capacity, function and value as the Casualty Loss Item.
(e) Insurance Proceeds. Lessee's obligation to repair or pay Stipulated Loss Value shall not be contingent upon receipt of any insurance proceeds.

12. INSURANCE. Lessee shall at its expense keep each Item insured from every cause whatever for not less than the Stipulated Loss Value thereof, and shall carry public liability and property damage insurance in amounts acceptable to Lessor. All such insurance shall be with companies acceptable to Lessor, and shall name Lessor and any Assignee as additional insureds and, as to the all-risk insurance, loss payees as their interests may appear. Such insurance policies shall provide that they may not be invalidated against Lessor or any Assignee by reason of any violation of a condition or breach of warranty of the policies or the application therefor by Lessee and that Lessor shall be given written notice thirty (30) days prior to any alteration or cancellation of such policies. The proceeds of such insurance, if Lessee is not in default hereunder, shall be applied to reimburse Lessee for Stipulated Loss Value to the extent previously paid by Lessee; or shall be paid to Lessor or Assignee to the extent of Stipulated Loss Value not previously paid by Lessee; or shall be applied to repair the Equipment or to reimburse Lessee for repairs for which Lessee previously paid. If Lessee is in default hereunder, then such insurance proceeds shall be paid to Lessor or Assignee to be applied to the satisfaction of Lessee's obligations under the Lease.

13. DELIVERY AND SURRENDER. Lessee hereby assumes all cost and expense of transportation, rigging, drayage, unpacking and in-transit insurance to Lessee's premises and installation of the Equipment. Upon the expiration of the Lease Term, or sooner termination of this Lease with respect to any Item, Lessee shall (unless Lessee had paid Lessor the Stipulated Loss Value of such Item pursuant to Section 11) return as its expense, including but not limited to the expenses of deinstallation, packing, transportation and in-transit insurance, the Item to a location designated by Lessor in the same repair, condition, appearance and working order as of the Acceptance Date, ordinary wear and tear from proper use alone excepted, and certified as acceptable by the Equipment manufacturer for the standard manufacturer's maintenance agreement.

14. TAX BENEFITS. Lessee acknowledges that Lessor or other owner of the Equipment shall be entitled to claim for federal tax purposes (i) deductions on Lessor's cost of the Equipment for each of its tax years during the Lease Term under any method of depreciation or other cost recovery formula permitted by the Internal Revenue code of 1986, as amended (the "Code"); (ii) interest deductions as permitted by the code on the aggregate interest paid to any Assignee; and
(iii) investment tax credit, or similar credit, as may be available as of the Acceptance Date to the owner of the Equipment (all the foregoing being hereafter referred to as the "Tax Benefits"). Lessee agrees to take no action inconsistent with the foregoing or which would result in the loss, disallowance, recapture or unavailability of the Tax Benefits to Lessor or other owner of the Equipment. Lessee hereby indemnifies Lessor other owner of the Equipment from and against
(a) any loss, disallowance, unavailability or recapture of any Tax Benefit resulting from any action or failure to act of Lessee, plus (b) all interest, penalties, costs (including legal fees) or additions to tax resulting from such loss, disallowance, unavailability or recapture.

15. TAXES. In addition to the rent as provided in Section 5, Lessee shall be responsible for the payment of all taxes (exclusive of taxes based on Lessor's net income), fees, charges, licenses and assessments whatsoever, however designated, whether based on the Rent or levied, assessed or imposed upon the Equipment or upon or in respect of the manufacture, purchase, delivery, ownership, leasing, use or return of the Equipment, now or hereafter levied, assessed or imposed during the Lease Term by a federal, state or local taxing jurisdiction, regardless of when and by whom payable, and Lessee shall timely prepare, file and pay all applicable tax returns.

16. LESSOR'S PAYMENT. If Lessee fails to procure or maintain insurance or to pay fees, assessments, charges, taxes or expenses, all as herein required, Lessor shall have the right, but not the obligation, to pay the premiums for such insurance and such fees, assessments, charges, taxes and expenses. In such event, the cost thereof shall be Additional Rent payable to Lessor with the next installment of rent, plus interest, taxes and penalties, if any, imposed by the charging entity, and the Late charge from the date of such payment by Lessor until receipt by Lessor of reimbursement from Lessee.

17. DISCLAIMER OF WARRANTIES. (a) The following acknowledgments by Lessee are integral to this Lease and are made to induce Lessor to enter into and perform under this Lease:
(1) EACH ITEM IS, AS OF ITS ACCEPTANCE DATE, OF A SIZE, DESIGN, TYPE AND MANUFACTURE SELECTED BY LESSEE AND, AS BETWEEN LESSOR AND LESSEE, LESSEE HAS UNCONDITIONALLY ACCEPTED SUCH ITEM.
(2) SINCE LESSOR IS NOT THE MANUFACTURER OF THE EQUIPMENT OR AGENT OF THE MANUFACTURER, LESSEE ACCEPTS THE EQUIPMENT FROM LESSOR "AS IS".
(3) LESSOR SHALL HAVE NO LIABILITY TO LESSEE FOR ANY CLAIM, LOSS OR DAMAGE CAUSED OR ALLEGED TO BE CAUSED DIRECTLY, INDIRECTLY, INCIDENTLY OR CONSEQUENTIALLY BY THE EQUIPMENT, BY ANY INADEQUACY THEREOF OR DEFECT THEREIN,

OR BY ANY INCIDENT WHATSOEVER IN CONNECTION THEREWITH, ARISING IN STRICT LIABILITY, NEGLIGENCE OR OTHERWISE, OR IN ANY WAY RELATING TO OR ARISING OUT OF THE LEASE, WHETHER OR NOT KNOWN OR DISCLOSED TO LESSOR.
(4) LESSOR MAKES NO EXPRESS OR IMPLIED WARRANTIES OF ANY KIND, INCLUDING THOSE OF MERCHANTABILITY, DURABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE, OR RELATING TO PATENT INFRINGEMENT OR THE LIKE WITH RESPECT TO THE EQUIPMENT AND EXPRESSLY DISCLAIMS THE SAME.
(5) IT IS AGREED AND UNDERSTOOD THAT LESSOR SHALL HAVE NO OBLIGATION TO INSTALL, TEST, ADJUST, REPAIR OR SERVICE THE EQUIPMENT.
(b) Lessor warrants that Lessor has the right to lease the Equipment to Lessee under the terms of this Lease. So long as no Event of Default has occurred, Lessee shall have the right during the Lease Term to obtain the benefit of and enforce in Lessee's own name and at Lessee's sole expense any manufacturer's warranty in respect of the Equipment to the extent such warranty is assignable.

18. INDEMNIFICATION. Except for the gross negligence of Lessor, Lessee hereby assumes liability for and indemnifies, protects, saves and keeps harmless Lessor and its Assignees from and against any and all liabilities, losses, damages, penalties, claims, actions, suits, costs and expenses, including attorney's fees and other legal expenses, imposed on, incurred by, or asserted against Lessor or its Assignees (whether or not also indemnified against by any other person) in any way relating to or arising out of this Lease or the manufacture, purchase, ownership, delivery, lease, possession, use, operation, condition, return or other disposition of the Equipment by Lessor or Lessee, including without limitation, latent and other defects, whether or not discoverable by Lessor or Lessee, any claim for patent, trademark or copy infringement, or any claim arising out of strict liability. Lessee agrees to give Lessor, and Lessor agrees to give Lessee, prompt written notice of any claim or liability hereby indemnified against. The indemnities and assumptions of liability set forth in this Section 18 do not guarantee a residual value of the Equipment; nor shall they be construed to limit or restrict Lessee's right to prosecute any claim, action or suit against the manufacturer of the Equipment.

19. EVENTS OF DEFAULT; REMEDIES.
(a) Events of Default. Occurrent of any of the following events or conditions shall constitute an Event of Default hereunder:
(1) Lessee's failure to pay, when due, any Rent, and such failure continues for a period of ten (10) days after notice that such Rent is overdue; or
(2) Except as expressly permitted in the Lease, Lessee attempts to remove, sell, encumber, assign or sublease or fails to insure the Equipment, or fails (within five (5) days after notice of such failure) to deliver any document required of Lessee under the Lease; or
(3) Failure of Lessee to perform, within thirty (30) days after Lessor gives Lessee notice of such failure (or, with respect to performance which cannot be completed in such time, failure to commence such performance within such time and to pursue such performance diligently thereafter) any other obligation, term or condition of this Lease; or

(4) A writ, order of attachment, execution or other legal process is levied on or charged against any Item and not released or satisfied within ten (10) days after Lessee is notified thereof; or
(5) The filing by or against Lessee of a petition under any federal or state bankruptcy or insolvency law or law providing for the relief of debtors, the making by Lessee of any general assignment for the benefit of creditors, the appointment of a receiver or trustee for Lessee or for any of Lessee's assets, or any formal or informal proceeding for the dissolution, liquidation, settlement of claims against, or winding up of the affairs of Lessee, any of which remains undismissed for forty-five (45) days; or the making by Lessee of a transfer of all or a material portion of Lessee's assets or inventory not in the ordinary course of business, or the admission by Lessee of inability to pay debts as they become due; or
(6) The occurrent of any event described in Subsection 19(a)(5) with respect to any guarantor or any other party liable for payment or performance of this Lease; or
(7) If any certificate, statement, representation, warranty or financial information previously or hereafter furnished by or on behalf of Lessee or any guarantor or other party liable for payment or performance of the Lease proves to have been false or misleading in any material respect as of the time made or furnished to Lessor, or to have been afterward breached; or
(8) The giving to Lessee of three (3) notices pursuant to one or more of Subsections 19(a)(1), (2) or (3) within any consecutive twelve (12) month period, notwithstanding Lessee's cure of the defaults within the notice periods applicable.
(b) Remedies. Upon the occurrence of an Event of Default:
(1) Lessee hereby authorizes Lessor without notice or process of law to enter any premises where the Equipment is located and take possession of and remove the Equipment; and
(2) Lessee shall forthwith and without demand pay to Lessor as liquidated damages for loss of a bargain and not as a penalty an amount equal to the Stipulated Loss Value for the Equipment computed as of the date of the Monthly Rent payment last received by Lessor, plus all previously due but unpaid Rent and all legal and other expenses incurred by Lessor in enforcing its remedies hereunder, and
(3) Lessor may upon notice to Lessee effective immediately terminate the Lease, but such termination shall not affect Lessor's right to enforce the remedies granted to Lessor in this Subsection 19(b); and
(4) Lessor may pursue any other remedy available at law or in equity.
(5) Lessor may sell the Equipment at public or private sale, without notice and without having the Equipment present at the place of sale; or Lessor may lease, otherwise dispose of or keep idle all or part of the Equipment; subject, however, to Lessor's obligation to mitigate damages. The proceeds of any such sale, lease or other disposition, if any, of the Equipment shall be applied as follows: FIRST, to Lessor's costs and expenses incurred in taking, removing, holding, repairing and selling, leasing or otherwise disposing of the Equipment including legal fees and costs; SECOND, to pay to Lessor the Stipulated Loss Value to the extent not previously paid by Lessee and all previously due but unpaid Rent; THIRD, to reimburse to Lessee the Stipulated Loss Value to the extent previously paid by Lessee pursuant to Subsection 19(b)(2); and FOURTH, any surplus to Lessor. Notwithstanding repossession or any other action which Lessor may take, Lessee shall be and remain labile for the full performance of all its obligations under this Lease. Lessee hereby waives any requirement of law, now or hereafter in effect which might limit or modify any of the remedies herein provided, to the extent that such waiver is permitted by law. No right or remedy of Lessor herein granted is exclusive of any other right or remedy herein or by law or equity provided or permitted; but each shall be cumulative of every other right or remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise, and may be enforced concurrently or from time to time, and in any order.
(c) Lessor's Expenses. Lessee shall pay Lessor all costs and expenses, including attorneys' fees, incurred by Lessor in exercising any of its rights or remedies hereunder or enforcing any of the terms, conditions, or provisions hereof.

20.   ASSIGNMENT.
(a) By Lessee. LESSEE SHALL KEEP THE LEASE AND THE EQUIPMENT FREE AND CLEAR OF ALL LIENS AND ENCUMBRANCES OF WHATSOEVER KIND (EXCEPT THOSE CREATED BY OR THROUGH LESSOR) AND LESSEE SHALL NOT ASSIGN, TRANSFER, SUBLEASE OR IN ANY WAY TRANSFER OR DISPOSE OF ITS INTERESTS OR OBLIGATIONS UNDER THE LEASE OR IN THE EQUIPMENT WITHOUT LESSOR'S PRIOR WRITTEN CONSENT. NO ASSIGNMENT, TRANSFER, SUBLEASE OR OTHER DISPOSITION BY LESSEE SHALL IN ANY MANNER WHATSOEVER RELIEVE LESSEE OF ANY OBLIGATION HEREUNDER, AND LESSEE SHALL REMAIN PRIMARILY LIABLE TO PAY RENT AND PREFORM ALL ITS OBLIGATIONS HEREUNDER.
(b) By Lessor. All rights of Lessor hereunder or to the Equipment may be sold, assigned, pledged, mortgaged or otherwise transferred, either in whole or in part, without notice to Lessee but always, however, subject to the rights of Lessee under this Lease. If Lessor sells the Equipment or assigns this Lease or the rent due or to become due hereunder or any other interest herein, whether as security for any of its indebtedness or otherwise, no breach or default by Lessor hereunder or pursuant to any other agreement between Lessor and Lessee, should there be one, shall excuse performance by Lessee of any provision hereof. No such vendee or assignee (each an "Assignee") shall be obligated to perform any duty, covenant or condition required to be performed by Lessor under the terms of this Lease; except that Lessor covenants with Lessee not to transfer any interest in the Lease or the Equipment to any Assignee unless such Assignee agrees in writing not to disturb Lessee's quiet enjoyment of the Equipment while no Event of Default has occurred. Lessee acknowledges that any such sale, assignment or grant of security interest shall not materially change Lessee's obligations under this Lease nor materially increase the burdens imposed Lessee. Lessee agrees and acknowledges that any such Assignee shall rely on and be entitled to the benefit of the provisions of this Lease. Lessee agrees to acknowledge any such assignment within five (5) days of receipt of written request to do so in the form requested by Lessor. LESSEE'S OBLIGATION TO PAY RENT IS ABSOLUTE AND UNCONDITIONAL AND LESSEE SHALL NOT ASSERT AGAINST ANY ASSIGNEE ANY DEFENSE, COUNTERCLAIM OR SETOFF THAT THE LESSEE MAY HAVE AGAINST THE LESSOR OR ANY OTHER PARTY, AND LESSEE ACKNOWLEDGES THAT ANY ASSIGNEE IS RELYING ON THE FOREGOING.

21. OWNERSHIP. Lessee shall have no right, title or interest in the Equipment except as expressly set forth in the Lease, which interest is a leasehold interest. Lessor and Lessee agree, and Lessee represents for the benefit of Lessor and its Assignees, that the Lease is intended to be a "finance lease" and not a "lease intended as security" as those terms are used in Article 2A of the UCC. Lessor may upon notice to Lessee advise Lessee that certain Items are leased to Lessor and provided to Lessee under the Lease as a sublease. Lessee agrees to execute and deliver such acknowledgments and assignments in connection with such Lease as are reasonably required. If, at any time during the Lease Term, Lessor's right to lease the Equipment expires, Lessor may remove the Equipment from Lessee's premises and immediately provide identical substitute equipment. All expenses of such substitution shall be borne by Lessor.

22. PERSONAL PROPERTY. The Equipment is, and shall at all times be and remain, personal property, notwithstanding that the Equipment or any Item or part thereof may now be, or hereafter become, in any manner affixed or attached to any real property. If requested by Lessor prior to or at any time during the Lease Term, Lessee will obtain and deliver to Lessor waivers of interest or liens in recordable form and satisfactory to Lessor, from all persons claiming any interest in the real property on which such Item or Equipment is installed or located.

23. NET LEASE; OFFSET. This lease is a net lease, it being the intention of the parties that all costs, expenses and liabilities associated with the Equipment or its lease shall be the obligations of Lessee. Except in the event of a Casualty Loss and payment of Stipulated Loss Value pursuant to Section 11, Lessee shall not be entitled, and hereby waives any right it may have, to any abatement of Rent or other payments due hereunder or any reduction thereof under any circumstances or for any reason whatsoever.

24. FINANCIAL AND OTHER COVENANTS.
(a) Lessee hereby represents, warrants and agrees with Lessor and any Assignee as follows:
(1) Lessee is a legal entity, duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and in each jurisdiction where the Equipment will be located and has adequate power to enter into and perform the Master Lease and each Schedule.
(2) The Master Lease and each Schedule have been duly authorized, executed and delivered by Lessee, and constitute valid, legal and binding agreements of Lessee, enforceable in accordance with their terms.
(3) The entering into and performance of the Master Lease and each Schedule does not and will not violate any judgment, order, law or regulation applicable to Lessee or any provision of Lessee's Articles of Incorporation or Bylaws, or result in any breach of, or constitute a default under, or result in the creation of any lien, charge, security interest or other encumbrance upon any assets of Lessee or on the Equipment pursuant to any instrument to which Lessee is a party or by which it or its assets may be bound.
(4) There are no actions, suits or proceedings pending, or to the knowledge of Lessee threatened, before any court, administrative agency, arbitrator or governmental body which will, if determined adversely to Lessee, materially adversely affect its ability to perform its obligation sunder this Master Lease, any Schedule or any related agreement to which it is a party.
(5) No consent or approval of, giving of notice to, registration with, or taking of any other action in respect of any state, federal or other governmental authority or agency is required with respect to the execution, delivery and performance by Lessee of the Master Lease or any Schedule, or, if any such approval, notice, registration or action is required, it has been obtained.
(6) Prior to and during the Lease Term, Lessee will furnish Lessor with Lessee's audited financial statements. If Lessee is a subsidiary of another company,

Lessee shall supply such company's financial statements and guarantees as are reasonably acceptable to Lessor. Lessor's obligation to perform under any Lease is subject to the condition that the financial statements furnished to Lessor by Lessee present the financial condition and results of operations of Lessee and its affiliated corporations, if any, and any guarantor of Lessee's obligations under any Lease, as of the date of such financial statements, and that since the date of such statements there have been no material adverse changes in the assets or liabilities, the financial condition or other condition which in Lessor's or Assignee's sole discretion are deemed to be materially adverse.
(b) Upon Lessor's request, Lessee shall, with respect to each Lease, deliver to Lessor (i) a certificate of a secretarial officer of Lessee certifying the bylaws, resolution (specific or general) or corporate action authorizing the transaction contemplated in the Lease; (ii) an incumbency certificate certifying that the person signing this Master Lease and the Schedule holds the office the person purports to hold and has authority to sign on behalf of Lessee; (iii) an opinion of counsel with respect to the representations in this Section 24, (iv) an agreement with Lessor's Assignee with regard to any assignment as referred to in Subsection 20(b), (v) purchase documents if Lessee has sold or assigned its interest in the Equipment to Lessor; (vi) an insurance certificate evidencing the insurance provided by Lessee pursuant to Section 12; and (vii) Certificate of Acceptance(s) duly executed by Lessee.
(c) The foregoing representations, warranties and agreements shall continue through the Lease Term and shall, upon request of Lessor, be made to any Assignee.

25. LESSEE CHANGE OF OWNERSHIP; FINANCIAL CONDITION.
(a) During the Lease Term should controlling interest in Lessee be acquired by another company, or should a substantial portion of Lessee's assets be acquired by another entity, such other company or entity shall (i) agree in writing to be bound by the terms and conditions of this Lease and, if requested by Lessor, shall (ii) execute and deliver to Lessor a guaranty in form and substance acceptance to Lessor.
(b) If, at any time during the Lease Term, upon the occurrence of an event described in Subsection 25(a) or for any other reason, Lessor reasonably determines that there has been a material adverse change in the financial condition of Lessee or Lessee's ability to meet current or future obligations under the Lease, then Lessee, upon Lessor's request, shall provide to Lessor additional security acceptable to Lessor for Lessee's obligations hereunder.

26. ADDITIONAL DOCUMENTS.
(a) Notice of Perfection of Interest. Lessee shall execute and deliver to Lessor such documents as Lessor shall deem necessary or desirable to protect Lessor's or Assignee's title to or interest in the Equipment and the Lease including, without limitation, UCC financing statements, which shall be filed at Lessee's expense.
(b) Other documents. Lessee shall execute and deliver to Lessor, duly acknowledged and in recordable form if so requested, any other document reasonably requested by Lessor.

27. NON-WAIVER. No covenant or condition of this Lease can be waived except by written consent of Lessor. The waiver by Lessor of any breach of Lessee shall not be a waiver of any other breach of the same or any other obligation. The subsequent acceptance of Rent by Lessor shall not be deemed a waiver of any such prior existing breach at the time of acceptance of such Rent payment.

28. NOTICES. Any notice, consent or request required or permitted hereunder shall be in writing and will be conclusively deemed to have been received by a party hereto on the day it is delivered to such party at the address set forth above (or at such other address as such party specifies to the other in writing) and shall be sent by registered mail, return receipt requested, overnight courier service, or facsimile (with telephonic verification of receipt).

29. SEVERABILITY. Any provision of the Lease prohibited by or unlawful or unenforceable under any applicable law or any jurisdiction shall be ineffective as to such jurisdiction without invalidating the remaining provisions of the Lease.

30. SECURITY INTEREST. Each Schedule shall be executed in three counterparts, consecutively numbered. To the extent, if any, that a Schedule constitutes chattel paper (as such term is defined in the UCC) no security interest may be created through the transfer of possession of any counterpart other than that designated "Counterpart No. 1". The Master Lease, in the form of a photocopy, is incorporated into the Schedule and is not chattel paper by itself.

31. SUSPENSION OF OBLIGATIONS OF LESSOR. Prior to delivery of any Item hereunder, the obligations of Lessor will be suspended to the extent that it is hindered or prevented from complying therewith because of labor disturbances, including but not limited to, strikes and lockouts, or acts of God, fires, storms, accidents, failure of the manufacturer to deliver any Item, governmental regulations or interference or any cause whatsoever not within the exclusive control of Lessor.

32. NON-SPECIFIED FEATURES. If Equipment delivered pursuant to any Lease contains any feature not specified therein, Lessee grants Lessor, at Lessor's option and expense, the right to remove or deactivate any such feature. Such removal or deactivation shall be performed by the manufacturer or other acceptable party at the request of Lessor at a time convenient to Lessee, provided that Lessee shall not unreasonably delay the removal or deactivation of such feature.

33.   MISCELLANEOUS.
(a) Lessor and Lessee acknowledge that there are no agreements or understandings, written or oral, between Lessor and Lessee with respect to the Equipment, other than as set forth in the Lease, and the Lease contains the entire agreement between Lessor and Lessee with respect thereto. NEITHER THE MASTER LEASE NOR ANY SCHEDULE MAY BE ALTERED, MODIFIED, TERMINATED OR DISCHARGED EXCEPT BY A WRITING SIGNED BY BOTH PARTIES, AND AGREEMENT TO THE FOREGOING IS EVIDENCED BY THE FOLLOWING INITIALS:

      Lessor:     //ss//       Lessee:     //ss//
              -------------             -------------

(b) If there is more than one Lessee named in this Lease, the liability of each shall be joint and several.
(c) Section headings are for convenience only and shall not be construed as part of the Lease.
(d) Time is of the essence of this Lease and each and all of its provisions.
(e) This Lease shall be governed by the laws of the state of California without giving effect to the principles of conflict of laws, and shall be deemed to have been made in California. NO RIGHTS OR REMEDIES REFERRED TO IN ARTICLE 2A OF THE UCC WILL BE CONFERRED ON LESSOR OR LESSEE UNLESS EXPRESSLY GRANTED IN THIS MASTER LEASE OR THE SCHEDULE.

(f) Lessee's obligations and liabilities hereunder shall not be affected by, and shall survive, the expiration or earlier termination of this Lease.
(g) This Lease shall inure to the benefit of and shall be binding upon Lessee and Lessor and their respective successors and assigns.



IN WITNESS WHEREOF, the parties have executed this Master Lease as of the date first above written.

LESSOR:  INSIGHT INVESTMENTS, CORP.          LESSEE:  SHOPPING.COM


By:   //ss// Richard M. Heard                By:   //ss// Kristine Webster
    -------------------------------              ----------------------------
Name:   RICHARD M. HEARD                     Name: Kristine Webster
Title:  CHIEF FINANCIAL OFFICER              Title:      CFO

                       AMENDMENT TO MASTER LEASE AGREEMENT NO. 6325
                   DATED DECEMBER 18, 1997, (THE "LEASE") BY AND BETWEEN
                         INSIGHT INVESTMENTS, CORP. AS LESSOR AND
                                  SHOPPING.COM AS LESSEE


      The terms and conditions of the Lease are hereby modified and amended as follows:

Section 5. RENT. Subsection (a)3 Additional Rent. Line 6 add the word "written" before the word "notice".

Section 11. LOSS AND DAMAGES; STIPULATED LOSS VALUE. Add to the beginning of the second sentence, "Other than as set forth herein,"

Section 13. DELIVERY AND SURRENDER. Add to the beginning of this paragraph, "Unless otherwise indicated in the applicable Schedule". Line 2 Add after the words "in-transit insurance" the words "if applicable".

Section 14. TAX BENEFITS. Add to the end of this Section "resulting from any action or failure to act of Lessee".

Section 19. EVENTS OF DEFAULT; REMEDIES. Subsection (b)(1) Delete this subsection and add in its place, "Lessee hereby authorizes Lessor with notice, due process of law and reasonable care, to enter any premises where the Equipment is located and take possession of and remove the Equipment."

All other terms and conditions of the Lease shall remain the same.

INSIGHT INVESTMENTS, CORP.              SHOPPING.COM
LESSOR                                  LESSEE

By //ss// John Ford                     By //ss// Kristine Webster
  --------------------------              --------------------------
Name: JOHN FORD                         Name: Kristine Webster

Title:      PRESIDENT                   Title:      CFO

Date:       Feb. 28, 1998               Date:       2/22/98

                                 CERTIFICATE OF INCUMBENCY


      The undersigned hereby certifies (a) that I am Kristine Webster, CFO of Shopping.com, duly organized and validly existing under the laws of the State of California, and that as such officer I have access to the original books and records of said corporation and am authorized to make and deliver this certificate; (b) that the individual named below has been duly appointed to and currently holds the position of said corporation set forth oppose his name; (c) and further, the person designated below has been given authority to act on behalf of and to bind the corporation with respect to the transaction involving the leasing of equipment between Insight Investments, Corp. as "Lessor" and Shopping.com as "Lessee" for Master Lease Agreement Number 6325, dated December 18, 1997, and (d) that the following is the genuine signature of said individual or of an individual authorized to sign said individual's name to wit:

     Name                   Office                     Signature
     ----                   ------                     ---------
Kristine Webster        CFO & Secretary         //ss// Kristine Webster



      IN WITNESS WHEREOF, I have hereunto set my hand and affixed the sale of said corporation this 10th day of February, 1998.


//ss// [Illegible]                        (Corporate Seal)
------------------------------
Signature


  EVP/EDO
  -------
  Title

                                 EQUIPMENT SCHEDULE NO. 1
                                            TO
           MASTER LEASE AGREEMENT NO. 6325 DATED December 18, 1997 (THE "LEASE")
                       BETWEEN INSIGHT INVESTMENTS, CORP. ("LESSOR")
                                and SHOPPING.COM ("LESSEE")


------------------------------------------------------------------------------

EQUIPMENT SCHEDULE NO. 1

------------------------------------------------------------------------------



                                         [OMITTED]

                                 CERTIFICATE OF ACCEPTANCE


The Lessee certifies that as of the date hereof, the Equipment set forth on Schedule #1, in Master Equipment Lease Agreement Number 6325 dated December 18, 1997, by and between Shopping.com, as Lessee and Insight Investments, Corp., as Lessor, is accepted by the Lessee as being installed and meeting the manufacturer's standard acceptance criteria. This certificate substantially agrees with the manufacturer's notice to Lessor (if provided) of the Equipment's installation date.

IN WITNESS WHEREOF, on January 6, 1998, Lessee certifies that the averments contained herein are true and correct.



                                    LESSEE:  Shopping.com


                                    BY:    //ss// Kristine Webster
                                        -------------------------------------
                                    TITLE: CFO
                                           ----------------------------------

                                 NOTICE OF ASSIGNMENT AND
                                  LESSEE'S ACKNOWLEDGMENT


To:   Shopping.com
      2101 E. Coast Highway
      Newport Beach, CA  92625


Please be advised that Insight Investments Corporation ("Lessor") has assigned to Data Sales Co. Inc. all rights of Lessor in the equipment schedules listed below ("the Schedules") to the Lease No. 6325 between you and Lessor dated, December 18, 1997 ("the Lease"), including all rights to receive the lease payments listed below payable by you commencing with the first payment referenced below and continuing up to and including the last payment referenced below and all other sums which may become due and payable from you to Lessor under the Schedule.

SCHEDULE    PAYMENT       NO. OF MONTHS          FIRST PAYMENT/LAST PAYMENT
--------    -------       -------------          --------------------------
   1       $13,152.00          24              February 1, 1998/January 1, 2000

Except as otherwise directed by the Data Sales Co. Inc., please pay any and all rents including the interim rent and any other amounts payable by you under the Schedule directly to the address listed below:

            Data Sales Co. Inc.
            3450 West Burnsville Parkway
            Burnsville, MN  55337

Please acknowledge this assignment on the following page.

                                     INSIGHT INVESTMENTS, CORP.
                                     (Lessor)


                                      By:   //ss//
                                          ----------------------------------
                                          JOHN FORD

                                      Title: PRESIDENT

The undersigned acknowledges receipt of the foregoing Notice of Assignment and in consideration of the financing extended by Data Sales Co. Inc. to Lessor and the benefits derived there from to the undersigned agrees: (1) to be bound by the provision of the Lease, the Schedule and the foregoing Notice of Assignment;
(2) that the undersigned has received no notice of any other assignments or claims relating to the Schedule and has no reason to refuse to make payments of rent and other proceeds due thereunder to Data Sales Co. Inc., (3) not to amend the Lease or Schedule or substitute the equipment subject to the Schedule without prior written consent of Data Sales Co. Inc.; (4) that the Lease and Schedule as executed are binding and legally enforceable against the undersigned in accordance with their terms; and (5) to make payments to Date Sales Co. Inc. until instructed to do otherwise by Data Sales Co. Inc. without any set-off or deduction whatsoever, notwithstanding any defect in, damage to or requisition of any of the equipment leased under the Schedule, or any other similar or dissimilar event, or any defense, set-off, counterclaim or recoupment arising out of any claim the undersigned may have against Lessor, It being understood that the undersigned retains the right to assert any such claim In a separate action against Lessor.

The undersigned further acknowledges that Data Sales Co. Inc. has not assumed any duties of Lessor under the Lease or Schedule and has made no representations or warranties whatsoever as to the Lease, the Schedule or any of the leased equipment.


                                          Shopping.com
                                          (Lessee)

                                          By:    //ss// Kristine Webster
                                              --------------------------------
                                          Title:CFO

                                          Date:  2/22/98

                                       Attachment A
                    to Master Lease No. 6325, dated, December 18, 1997
                       between INSIGHT INVESTMENTS, CORP., as Lessor
                                and Shopping.com, as Lessee


Stipulated Loss Value is calculated by multiplying the percentage set forth opposite the applicable Monthly Rent payment number by the list price of the Equipment or Item, as applicable.

Rent Payment  Stip. Loss    Rent Payment   Stip. Loss   Rent Payment  Stip. Loss
Number         Percent       Number          Percent       Number       Percent
------         -------       ------          -------       ------       -------
1              108.20%       21              87.80%        41          67.40%
2              107.18%       22              86.78%        42          66.38%
3              106.15%       23              85.76%        43          65.36%
4              105.14%       24              84.74%        44          64.34%
5              104.12%       25              83.72%        45          63.32%
6              103.10%       26              82.70%        46          62.30%
7              102.08%       27              81.68%        47          61.28%
8              101.06%       28              80.66%        48          60.26%
9              100.04%       29              79.64%        49          59.24%
10             99.02%        30              78.62%        50          58.22%
11             98.00%        31              77.60%        51          57.20%
12             96.98%        32              76.58%        52          56.18%
13             95.96%        33              75.56%        53          55.16%
14             94.94%        34              74.54%        54          54.14%
15             93.92%        35              73.52%        55          53.12%
16             92.90%        36              72.50%        56          52.10%
17             91.88%        37              71.48%        57          51.08%
18             90.86%        38              70.46%        58          50.06%
19             89.84%        39              69.44%        59          49.04%
20             88.82%        40              68.42%        60          48.02%
                                                   AND THEREAFTER



LESSOR:    //ss// John Ford               LESSEE:    //ss//  Kristine Webster
        --------------------------                ---------------------------

                            CONSULTING AGREEMENT



      This Consulting Agreement dated March 27, 1998 is made by and among Double 12, Ltd., a California corporation ("Consultant") Shopping.com, a California corporation (the "Company"), Cyber Depot, Inc., a California corporation and Robert J. McNulty and shall be effective as of the date when signed by both the Consultant and the Company.

      The parties to this Agreement agree to the following terms and conditions:

      1. Services. Consultant shall provide the Company with advice, counsel, and recommendations only regarding matters relating to strategic partnerships, public relations, communications, and business development.

      2. Term. The term ("Term") of this Agreement shall be twelve (12) months. Consultant shall have the option (the "Option") to extend the Term for an additional six (6) months.

      3. Method of Performance. Consultant will determine the method, details and means of performing the above-described services. Consultant shall only devote to the Company so much of its time and attention as it, in its sole discretion, deem to be necessary or advisable to accomplish the goals and purposes of the Company.

      4. Employment of Assistants; Subcontractors. Consultant may employ the services of any third party for the rendering of services or products for the benefit of the Company. The Company will pay Consultant a fee of twenty percent (20%) in addition to the fee charged by the third party in advance of any services rendered and C.O.D. for any goods purchased and delivered. No third party will be engaged by the Consultant to render services or for the sale of goods without the prior express written consent of the Company.

      5. Compensation. In consideration of the services to be rendered by the Consultant on behalf of the Company, the Company hereby agrees to pay Consultant Forty Thousand Dollars ($40,000) on the thirtieth day prior to the beginning of each three month period during the Term (which may be extended pursuant to Option). The first such payment shall be made upon execution of this Agreement. The Company shall make a total of four (4) such payments during the initial Term and an additional two (2) such payments if the Option is exercised. Upon execution of this Consulting Agreement, the Company, Cyber Depot, Inc. and/or

Robert J. McNulty shall also issue and deliver to Consultant Six Thousand (6,000) shares of the Company's common stock.

      6. Independent Contractor Status. Consultant shall perform the Services hereunder as an independent contractor and, as such, shall not represent or consider itself as an office, employee, partner, agent or principal of the Company. Nothing herein shall be deemed or construed as creating a joint venture, fiduciary relationship, agency, partnership or unincorporated association between Consultant and the Company. Company shall not be obligated to, and shall no, withhold any amounts from Consultant's compensation for the payment of taxes. Consultant is solely responsible for all taxes which may be due as a result of payment of the Consultant's compensation.

      7. Other Business Ventures. To the extent consistent with the other terms of this Agreement, Consultant or any affiliate or other person holding a legal or beneficial interest in Consultant, may engage in or possess an interest in other business ventures of every nature and description, independently or with others, whether such ventures are competitive with the Company or otherwise; and neither the Company nor any affiliate of the company shall have any right by virtue of this Agreement in or to such independent ventures or to the income or profits derived therefrom.

      8. Release of Specific Liability. Consultant, for itself and its successors and assigns, does hereby release and forever discharge Cyber Depot, Inc. and Robert J. McNulty of and from any and all claims, demands, damages, debts, liabilities, accounts, reckonings, obligations, costs, expenses, fees, liens, actions, suits, proceedings, controversies, contracts and causes of action of every kind and nature whatsoever, whether known or unknown, suspected or unsuspected, which Consultant and its respective successors and assigns may have arising out of nonperformance by the Company of its obligation to make payment of cash compensation pursuant to Paragraph 5 hereinabove.

      9.    Miscellaneous.

            (a) Entire Agreement; Waiver. This Consulting Agreement constitutes the entire agreement between the parties pertaining to the subject matter contained in it and supersedes all prior or contemporaneous agreements, representations and understandings of the parties. No supplement, modification or amendment of this Consulting Agreement shall be binding unless executed in writing by all of the parties. No waiver of any of the provisions of this Consulting Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

            (b) Binding Effect and Assignability. This Consulting Agreement shall be binding on, and shall inure to the benefit of, the parties to it, and their respective heirs, legal representatives and successors. This Consulting Agreement or any right hereunder is not assignable to any party.

            (c) Legal Fees. If any legal action or arbitration or other proceeding is brought for the enforcement of this Consulting Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Consulting Agreement, the successful or prevailing party or parties as defined by the California Code of Civil Procedure shall be entitled to recover reasonable attorneys fees and other costs incurred in that action or proceeding, in addition to any other relief to which it or they may be entitled.

            (d) Interpretation. To the extent that this Consulting Agreement modifies or conflicts with the terms of any prior agreement between the parties hereto, or any of them, the terms of this Consulting Agreement shall control. This Consulting Agreement has been negotiated at arms' length between persons knowledgeable in the matters dealt with herein. In addition, each party has been represented or had the opportunity to be represented by experienced and knowledgeable legal counsel. Accordingly, any rule of law, including, but not limited to, California Civil Code Section 1654, or any other statutes, legal decisions, or common law principles of similar effect, that would require interpretation of any ambiguities in this Consulting Agreement against the party that has drafted it is of no application and is hereby expressly waived. The provisions of this Consulting Agreement shall be interpreted in a reasonable manner to effect the intentions of the parties hereto and of this Consulting Agreement.

            (e) Governing Law. This Consulting Agreement shall be construed in accordance with, and governed by the, the laws of the State of California.

      IN WITNESS WHEREOF, the parties have executed this Settlement Agreement as of the date and year set forth adjacent to each of their respective signatures.

Dated:  March 27, 1998                  SHOPPING.COM,
                                        a California corporation


                                        By:   ___________________________
                                              Name:
                                              Title:

Dated:  March 27, 1998                  SHOPPING.COM,
                                        a California corporation


                                        By:   ___________________________
                                              Name:
                                              Title:

Dated:  March 27, 1998                  CYBER DEPOT, INC.,
                                        a California corporation


                                        By:   ___________________________
                                              Name:
                                              Title:

Dated:  March 27, 1998                  //s// Robert J. McNulty
                                        ---------------------------------
                                        ROBERT J. MCNULTY

Dated:  March 27, 1998                  DOUBLE 12 LTD.,
                                        a California corporation


                                        By:   //s// Illegible
                                              Name:  _________________
                                              Title:  President










                                   -4-