Form 10KSB/A
period 1998-01-31
SHOPPING COM
filed 1998-06-01
CIK 1045360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1
                                       To
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 1998.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the fiscal year ended January 31, 1998......$850,724

Aggregate market value of the Registrant's Common Stock (based on the price at which such equity was sold on December 5, 1997) held by non-affiliates of the Registrant. -- $19,632,610.

Number of shares of common stock outstanding as of May 28, 1998........4,049,059

                       Documents Incorporated By Reference
                                      None

                  Transitional Small Business Disclosure Format
                               Yes ..... No ..X..

                            Exhibit Index on Page 19

                                EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 filed with the Securities and Exchange Commission on March 31, 1998 ("Form 10-KSB") for the purpose of amending Items 9, 10, 11, 12 and 13 of Part III of Shopping.com's Form 10-KSB.

                                  SHOPPING.COM

                                  FORM 10-KSB/A

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                      INDEX


                                                                         Page
                                                                         ----
                                    PART III

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance With Section 16(a)
           of the Exchange Act.......................................      1
Item 10.   Executive Compensation....................................      4
Item 11.   Security Ownership of Certain Beneficial Owners
           and Management............................................      6
Item 12.   Certain Relationships and Related Transactions............      8
Item 13.   Exhibits and Reports on Form 8-K..........................     10

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT(1)


Name                         Age        Position with Shopping.com
----                         ---        --------------------------
Frank Denny                  63         Chairman
Robert McNulty               43         President, Chief Executive Officer
                                        and Director
Douglas Hay                  44         Executive Vice President and Director
Kristine E. Webster          29         Senior Vice President, Chief Financial
                                        Officer, and Secretary
Mark S. Winkler              39         Chief Information and Technology
                                        Officer
Paul J. Hill                 52         Director
Edward F. Bradley            57         Director

-----------------------
(1)  As of May 20, 1998.


FRANK W. DENNY. Mr. Denny joined Shopping.com in April 1998 as its Chairman of the Board. He is also the President and CEO of Group InterCom, an international marketing and consulting group headquartered in San Antonio, Texas, and has served in those offices since 1991. Through its United States and International offices Group InterCom is engaged in the sale, marketing and manufacture of general hard lines retail merchandise. Group InterCom also is a consulting firm specializing in retail concept development and implementation as well as mergers and acquisitions.

Prior to this time, Mr. Denny was a founder, Chairman of the Board, President and CEO of Builders Square, one of the largest retail home improvement warehouse operations in the United States. Prior to Builders Square, Mr. Denny was President of W.R. Grace Home Centers, a chain of home centers operating over 300 stores nationally.

Mr. Denny was an officer of the Home Center Institute and a charter member of the National Home Center Congress and Exposition. He was also founder of the Do It Yourself Research Institute based in Indianapolis, Indiana.

ROBERT J. MCNULTY. In November 1996 Mr. McNulty founded Shopping.com and has been its President, Chief Executive Officer, and member of its Board of Directors since its inception, and devotes substantially all of his business time to the Company. Mr. McNulty also founded Cyber Depot, Shopping.com's predecessor of Internet shopping, in February 1996. From September 1992 until November 1994, Mr. McNulty held senior management positions with Auto Expo Inc., a privately held corporation which operated retail auto parts stores in California and Nevada. After his resignation in June of 1994, until March 1995, he continued in an advisory position as a consultant to that company. The subsequent management, which did not include Mr. McNulty and was unassociated with Mr. McNulty, filed an assignment for the benefit of creditors in California on November 22, 1995. From April 1995 until February 1996, Mr. McNulty worked as an independent consultant. In 1983 Mr. McNulty founded and served as Chief Executive Officer of HomeClub (now known as Home Base), until its merger with Zayre Corp. in 1986. He also serves as Chairman of the Board of Directors of U.S. Forest Industries, Inc., a forest products company. Mr. McNulty has also founded and been involved with several other retail companies, both public and private, in a broad range of merchandise categories including sporting goods, home improvement, hardware, office products and automotive. Without admitting or denying the allegations of a complaint, Mr. McNulty consented to an entry of a final decree in the U.S. District Court on October 10, 1995, instructing him to not violate certain provisions of the federal securities laws.

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

PAUL J. HILL. Mr. Hill joined the Company as a member of its Board of Directors in April 1997. He brings over 25 years of experience in managing diversified integrated companies operating in areas such as insurance, real estate, communications, resources and manufacturing. From June 1994 to the present, Mr. Hill has served as Chairman of Crown Life Insurance Company. Mr. Hill has participated as a board member and officer of many public and private companies in both the United States and Canada. From 1978 to the present, Mr. Hill has also been President of Harvard Developments Limited, a diversified company with operations in real estate, broadcasting, manufacturing, oil and gas and insurance. Mr. Hill received a Bachelor of Science and Bachelor of Arts degree from Georgetown University in 1967 and a Master of Business Administration form the University of Western Ontario in 1969.

EDWARD F. BRADLEY. Mr. Bradley joined the Company as a member of its Board of Directors in April 1997. From December 1996 to the present, Mr. Bradley has been President and Chairman of Cannon Industries, Inc., a business development and venture capital firm. Prior to joining Cannon Industries, Inc., from January 1993 to December 1996, Mr. Bradley was the Corporate Director of Quality of Geneva Steel Corp., an integrated steel manufacturer. From 1985 to January 1993, Mr. Bradley carried on a management consulting business. From 1972 to 1985, Mr. Bradley was President of his environmental consulting company with regional offices in New York, Washington, D.C., Chicago, Detroit, and Milwaukee. From October 1997 to the present, Mr. Bradley has been a director of Kyzen Corporation, a company which manufactures and markets chemical cleaning solutions. Mr. Bradley has also functioned as a Special Consultant to the U.S. Environmental Protection Agency in Washington, D.C. Mr. Bradley received a Bachelor of Science degree in Civil Engineering in 1961 and a Master of Science degree in Civil Engineering in 1964 from the University of Notre Dame, and is a Registered Professional Engineer. From 1988 to June 1996, Mr. Bradley was an Adjunct Professor in Engineering Economics at the University of Utah.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten-percent shareholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders were complied with in a timely fashion with the following exceptions:

        (1) Frank Denny became a director in April 1998. He has not filed a Form
3. However, until May 15, 1998, Mr. Denny was not the beneficial owner of any shares of the Company's securities. On May 15, 1998, Mr. Denny was granted options to purchase 100,000 and 50,000 shares of the Company's Common stock at an exercise price of $16.00 and $20.00 per share, respectively.

        (2) As of April 27, 1998, Robert McNulty had transferred 6,000 shares in partial settlement of a legal claim against him. This transfer has not been reported.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

        The following table shows as to the Chief Executive Officer and each employee whose total annual salary and bonus exceeded $100,000 (the "Named Officers").


                                                                               Long-term Compensation -
                                           Annual Compensation                         Awards
                                  ---------------------------------------      -----------------------
                                                                               Restricted   Securities         All Other
Name and Principal      Fiscal                              Other Annual         Stock      Underlying        Compensation
    Position             Year     Salary($)    Bonus($)    Compensation($)     Awards($)    Options(#)             ($)
---------------------------------------------------------------------------------------------------------------------------
Robert McNulty, CEO      1998     113,801      104,105        44,588(1)            0         25,000                   0

Mark S. Winkler, Chief   1998     133,177            0             0          75,000              0                   0
 Information &
 Technology Officer

Michael Miramontes,      1998     116,200            0        11,000(2)      300,000              0                   0
  Administration and
  Human Resources




(1)  Includes $14,508 automobile allowance.
(2)  Automobile allowance.


Option Grants In The Last Fiscal Year
-------------------------------------

        The following table shows, as to each of the Named Officers, information concerning stock options granted during the fiscal year ended January 31, 1998.

                                 Option Grants in Fiscal 1998
                                      (Individual Grants)
                                          Percent Of
                                         Total Options
                         Number of         Granted to
                         Securities       Employees In        Exercise Or
                         Underlying       Fiscal Year         Base Price
Name                      Options            1998                ($/Sh)         Expiration Date
-----------------------------------------------------------------------------------------------------
Robert McNulty, CEO        25,000           15.9%                   3.00         July 16, 2002

Mark S. Winkler,                0            --                      --              --
 Chief Information &
 Technology Officer

Michael Miramontes,             0            --                      --              --
 Administration and
 Human Resources

Option Exercises And Holdings
-----------------------------

        The following table sets forth, for each of the Named Officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of January 31, 1998. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of Shopping.com's Common Stock as of January 31, 1998. No options were exercised by any Named Officer in fiscal 1998.

                                          Number Of
                               Securities Underlying Unexercised               Value Of Unexercised In-The-Money
                                Options At Fiscal Year End(#)                  Options at Fiscal Year End ($) (1)
                            ---------------------------------------           ------------------------------------
         Name               Exercisable               Unexercisable           Exercisable            Unexercisable
------------------------------------------------------------------------------------------------------------------
Robert McNulty, CEO            25,000                        0                   293,750                    0

Mark S. Winkler,                    0                        0                      0                       0
 Chief Information
 & Technology Officer

Michael Miramontes,                 0                        0                      0                       0
 Administration and
 Human Resources

(1)  Market value of underlying securities based on the closing price of Shopping.com's Common Stock on January 30, 1998
     (the last trading day of fiscal 1998) of $14.75 minus the exercise price.

Director Compensation
---------------------

      Each of the Company's directors in fiscal 1998 were granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $3.00 per share. One such director, Bill Gross, has since left the board and was replaced by Frank Denny.

Employment Agreements
---------------------

      The Company has entered into written employment agreements with with Mr. McNulty for five years terminating on April 30, 2002 and with Mr. Winkler for one year ending May 20, 1998 with the contract automatically renewing thereafter. Under his employment agreement, Mr. Winkler may only be terminated for cause. Mr. McNulty's and Mr. Winkler's agrements provide for base annual salaries of $75,000 and $200,000, respectively. The Board of Directors has since increased Mr. McNulty's base annual salary to $175,000.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of January 31, 1998 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all directors and executive officers of the Company as a group.

                                                          Number of    Percent
Name and Address (1)                                       Shares      of Total
--------------------                                       ------      --------
Robert J. McNulty (2) ....................................1,322,500      31.4%
2401 Bayshore Dr.
Newport Beach, CA

Mark S. Winkler..............................................25,000        *
27863 Longhill Dr.
Rancho Palos Verdes, CA

Douglas A. Hay (3)...........................................95,000       2.4%
4630 East Sunnyside Lane
Phoenix, AZ

Frank W. Denny..................................................-0-        *
8221 Pimlico
Boerne, TX

Paul J. Hill (4)............................................125,001       3.1%
2000-1874 Scarth St.
Regina, Saskatchewan
Canada

Kipling Isle, Ltd. (5)......................................125,001       3.1%
2425 E. Camelback Road
Phoenix, AZ 85016

Edward F. Bradley (6)........................................25,000        *
1515 N. 600 E.
Mapleton, UT

Kristine E. Webster (7)......................................45,000       1.1%
25510 Buckly
Murrieta, CA 92563

Bill Gross' idealab! (8)....................................787,500      18.8%
130 West Union Street
Pasadena, CA 91103

Cyber Depot, Inc. (9).......................................250,000       6.2%
3334 E. Coast Highway, #306
Corona del Mar, CA 92625

Edward F. Harris (10) ......................................326,431       8.2%
P.O. Box 593
Glenbrook, Nevada

William D. Long (11)........................................321,301       8.0%
P.O. Box 522
Glenbrook, Nevada

All directors and executive officers as a group (seven
 persons) ................................................1,627,335      40.7%

-------------------
* Less than 1% of the total.

        (1) Except as otherwise indicated below, the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them subject to community property laws, where applicable.

        (2) Includes 250,000 shares owned by Cyber Depot, Inc. Mr. McNulty is the principal shareholder of Cyber Depot, Inc. Also included are warrants to purchase 187,500 shares of Common Stock at an exercise price of $3.00 per share and options to purchase 25,000 shares of Common Stock at an exercise price of $3.00 per share held by Mr. McNulty. In addition, Mr. McNulty has voting power for 35,000 shares of Common Stock held by other shareholders which have been included in Mr. McNulty's beneficial ownership.

        (3) Includes options to purchase 25,000 shares of Common Stock at an exercise price of $3.00 per share.

        (4) Includes 66,667 shares of Common Stock, warrants to purchase 33,334 shares of Common Stock at an exercise price of $3.00 per share and options to purchase 25,000 shares of Common Stock at an exercise price of $3.00 per share held by Kipling Isle, Ltd., a corporation controlled by Paul J. Hill.

        (5) Includes warrants to purchase 33,334 shares of Common Stock at an exercise price of $3.00 per share and options to purchase 25,000 shares of Common Stock at an exercise price of $3.00 per share.

        (6) Includes options to purchase 25,000 shares of Common Stock at an exercise price of $3.00 per share.

        (7) Includes warrants to purchase 4,166 shares of Common Stock at an exercise price of $3.00 per share and options to purchase 12,500 shares of Common Stock at an exercise price of $3.00 per share.

        (8) Includes warrants to purchase 187,500 shares of Common Stock at an exercise price of $3.00 per share. As of January 31, 1998, Bill Gross, a director of Bill Gross' idealab!, was also a director of the Company.

        (9) Includes warrants to purchase 187,500 shares of Common Stock at an exercise price of $3.00 per share.

       (10) Includes 16,795 shares of Common Stock held by The Harris Assets Revocable Trust, 59,823 shares of Common Stock held by Ed Harris Rollover IRA, 220,000 shares of Common Stock held by the Harris Family Trust and 29,813 shares of Common Stock held by The Harris Family Charitable Remainder Unitrust.

       (11) Includes 192,000 shares of Common Stock held by William D. Long & Kay K. Long TTEES UTD 12/31/86 FBO The Long Family Trust and 11,000 shares of Common Stock held by William D. Long, Ken Thomson and Edward Harris TTEES: BEK Investment Trust, UTD 2/16/94.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In November 1996, Mr. McNulty subscribed to purchase 1,150,000 shares of the Common Stock at $0.02 per share. In March 1997, the Company issued 250,000 shares of its Series A Preferred Stock to Cyber Depot, Inc. ("Cyber Depot"), in exchange for certain assets and liabilities of Cyber Depot relating to Internet shopping, including hardware, software and certain furniture and fixtures. Mr. McNulty is the controlling shareholder of Cyber Depot and is also the President, Chief Executive Officer and a Director of the Company. In connection with such transaction, Mr. McNulty was issued five year warrants to purchase 187,500 shares of Common Stock with an exercise price of $3.00 per share, as well as registration rights providing for one demand and unlimited piggy-back registration rights.

        In April 1997, in a private placement, the Company sold 500,000 shares of its Series A Preferred Stock at a price of $0.40 per share and 100,000 shares of its Common Stock at $0.02 per share to idealab!, a corporation of which Bill Gross, a former director of the Company, is a director. In connection therewith, idealab! was issued five year warrants to purchase 187,500 shares of Common Stock with an exercise price of $3.00 per share, as well as registration rights providing for one demand and unlimited piggy-back registration rights.

        In May 1997, the Company sold 66,667 shares of its Series B Preferred Stock in a private placement at a price of $3.00 per share to Kipling Isle, Ltd., a company controlled by Paul J. Hill, a Director of the Company. In connection therewith, Kipling Isle, Ltd. was issued five year warrants to purchase 33,333 shares of Common Stock with an exercise price of $3.00 per share, as well as registration rights providing for one demand and unlimited piggy-back registration rights.

        In May 1997, the Company sold 100,000 shares of Series B Preferred Stock in a private placement at a price of $3.00 per share to Christopher B. Cannon who controls Cannon Industries, Inc., in which Edward Bradley, a Director of the Company, is an executive officer. Mr. Cannon was issued five year warrants to purchase 50,000 shares of Common Stock with an exercise price of $3.00, as well as registration rights providing for one demand and unlimited piggy-back registration rights.

        In June 1997, the Company, through idealab!, purchased its domain name, Shopping.com, from Magdalena Yesil. As consideration, Ms. Yesil received 30,000 shares of the common stock of idealab!, 30,000 shares of Common Stock of the Company and $30,000 from the Company.

        In August 1997, the Company sold 8,333 shares of its Series B Preferred Stock in a private placement at a price of $3.00 per share to Ms. Webster, the Company's Chief Financial Officer and Secretary. In connection therewith, Ms. Webster was issued five year warrants to purchase 4,166 shares of Common Stock with an exercise price of $3.00 per share, as well as registration rights providing for one demand and unlimited piggy-back registration rights.

        On August 19, 1997, Shopping.com signed an agreement with CitySearch, a market innovator in providing community-based online information services for the Web, to provide necessary back office transactions support for CitySearch's new electronic commerce pilot program. According to the agreement, Shopping.com will provide "shopping cart" tools, customer credit authentication and verification, coordination with the merchant that an order has been placed, communication with the customer when the order will be shipped, collection of payment from the user and disbursement of payments to the merchant. CitySearch plans to develop, manage, and monitor the electronic commerce program, select customers for participation in the pilot program, as well as market the program through its Austin CitySearch Web site. The pilot program will be launched in early September and will run for a minimum of two months. In October 1995, Mr. Gross, a former director of the Company, co-founded City-Search, a web-based city directory which operates in eight cities, and has served on its Board since such time.

        In connection with its underwriting agreement, the Company paid Waldron & Co., Inc. ("Waldron"), the Company's lead underwriter in its initial public offering ("IPO"), commissions and an allowance for expenses in the amount of 10% and 3%, respectively, of the gross proceeds of the IPO. Additionally, the Company had product sales to Waldron of approximately $342,000 during the year ended January 31, 1998.

        During the year ended January 31, 1998, the Company obtained short-term non-interest bearing promissory notes in the amount of $305,000 from affiliates of Waldron, which were fully repaid subsequent to the IPO.

        The Company made advances to Robert McNulty of approximately $156,000, which were repaid during the year ended January 31, 1998. Approximately $98,000 of such repayments were made by Cyber Depot. In addition. during the year ended January 31, 1998, the Company made advances of $16,000 to Cyber Depot which were fully repaid during the year.

        Certain employees of the Company have entered into shareholder agreements with Mr. McNulty and the Company and have given irrevocable proxies to Mr. McNulty.

        The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained on an arms-length basis from unaffiliated third parties. The Company has adopted a policy pursuant to which all transactions (including, without limitation, the borrowing of money) between the Company and its officers, directors and affiliates will be on terms no less favorable for the Company than could be obtained on an arms-length basis from unrelated third parties and will be approved by a majority of the independent and disinterested members of the Company's Board of Directors.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits

Exhibit No.    Description
-----------    -----------
3.1(*)         Amended and Restated Articles of Incorporation of Shopping.com.
               Incorporated herein by reference from Exhibit 3.1 to Registrant's
               Annual Report on Form 10-KSB for the fiscal year ended January
               31, 1998. (Filed with the SEC on May 1, 1998, File No.
               000-29518.)

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

10.3(*)        Employment Agreement between the Company and Pat DeMicco.
               Incorporated herein by reference from Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. (Filed with the SEC on May 1, 1998, File No. 000-29518.)

10.4(*) Amendment to Employment Agreement between the Company and Pat DeMicco. Incorporated herein by reference from Exhibit 10.4 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. (Filed with the SEC on May 1, 1998, File No. 000-29518.)

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

10.12(*) En Point Agreement. (Confidential treatment requested for certain portions.) Incorporated herein by reference from Exhibit 10.12 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2/A filed on October 31, 1997 (Registration No. 333-36215).

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

10.15(*) Marketing Agreement between the Company and En Point Technologies Sales, Inc. dated February 10, 1998. Incorporated herein by reference from Exhibit 10.15 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. (Filed with the SEC on May 1, 1998, File No. 000-29518.)

10.16(*) Subscription Agreement between the Company and Premiere Radio Networks, Inc. dated February 19, 1998. Incorporated herein by reference from Exhibit 10.16 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. (Filed with the SEC on May 1, 1998, File No. 000-29518.)

10.17(*) Master Lease Agreement No. 6325 between the Company and Insight Investments, Corp. dated December 18, 1997 (Equipment lease). Incorporated herein by reference from Exhibit 10.17 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. (Filed with the SEC on May 1, 1998, File No. 000-29518.)

10.18(*) Agreement with Home Network dated December 15, 1997. Incorporated herein by reference from Exhibit 10.13 to Registrant's Current Report on Form 8-K dated January 12, 1998. (Filed with the SEC on January 12, 1998, File No. 000-29518.)

10.19 Consulting Agreement between the Company, Shopping.com and Double 12, Ltd. Dated March 26, 1998. This corrects the prior exhibit previously filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. (Filed with the SEC on May 1, 1998,
               File No. 000-29518.)

20.1(*)        Resignation Letter of Bill Gross dated March 24, 1998.
               Incorporated herein by reference from Exhibit 20.1 to Registrant's Current Report on Form 8-K dated March 24, 1998. (Filed with the SEC on March 31, 1998, File No. 000-29518.)

27.1(*)        Financial Data Schedule.

-----------
*       Previously filed with the Securities and Exchange Commission.



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

                                       SHOPPING.COM



Date:    May 29, 1998                  /s/ Robert J. McNulty
                                       -------------------------------------
                                       Robert J. McNulty,
                                       President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature                             Title                           Date
---------                             -----                           ----
                             Chief Executive Officer
/s/ Robert J. NcNulty               President
-----------------------             Director
Robert J. McNulty          (Principal Executive Officer)           May 29, 1998


/s/ Frank W. Denny
-----------------------   Chairman of the Board of Directors       May 29, 1998
Frank W. Denny


                              Senior Vice President
/s/ Kristine E. Webster      Chief Financial Officer
-----------------------             Secretary
Kristine E. Webster       (Principal Accounting Officer)           May 29, 1998


/s/ Douglas Hay
-----------------------              Director                      May 29, 1998
Douglas Hay


/s/ Paul J. Hill
-----------------------              Director                      May 29, 1998
Paul J. Hill



-----------------------              Director                      May __, 1998
Edward F. Bradley

                                  EXHIBIT INDEX

Exhibit                                                                   Page
-------                                                                   ----
3.1(*) Amended and Restated Articles of Incorporation of Shopping.com. Incorporated herein by reference from Exhibit 3.1 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. (Filed with the SEC on May 1, 1998, File No. 000-29518.)

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

10.3(*) Employment Agreement between the Company and Pat DeMicco. Incorporated herein by reference from Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. (Filed with the SEC on May 1, 1998, File No. 000-29518.)

10.4(*) Amendment to Employment Agreement between the Company and Pat DeMicco. Incorporated herein by reference from Exhibit 10.4 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. (Filed with the SEC on May 1, 1998, File No. 000-29518.)

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

10.12(*) En Point Agreement. (Confidential treatment requested for certain portions.) Incorporated herein by reference from Exhibit 10.12 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2/A filed on October 31, 1997 (Registration No. 333-36215).

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

10.15(*) Marketing Agreement between the Company and En Point Technologies
         Sales, Inc. dated February 10, 1998. Incorporated herein by reference from Exhibit 10.15 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. (Filed with the SEC on May 1, 1998, File No. 000-29518.)

10.16(*) Subscription Agreement between the Company and Premiere Radio
         Networks, Inc. dated February 19, 1998. Incorporated herein by reference from Exhibit 10.16 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. (Filed with the SEC on May 1, 1998, File No. 000-29518.)

10.17(*) Master Lease Agreement No. 6325 between the Company and Insight
         Investments, Corp. dated December 18, 1997 (Equipment lease). Incorporated herein by reference from Exhibit 10.17 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. (Filed with the SEC on May 1, 1998, File No. 000-29518.)

10.18(*) Agreement with Home Network dated December 15, 1997. Incorporated herein by reference from Exhibit 10.13 to Registrant's Current Report on Form 8-K dated January 12, 1998. (Filed wit the SEC on January 12, 1998, File No. 000-29518.)

10.19    Consulting Agreement between the Company, Shopping.com and          24
         Double 12, Ltd. Dated March 26, 1998. This corrects the prior exhibit previously filed as Exhibit 10.19 to Registrant's
         Annual Report on Form 10-KSB for the fiscal year ended
         January 31, 1998.  (Filed with the SEC on May 1, 1998,
         File No. 000-29518.)

20.1(*)  Resignation Letter of Bill Gross dated March 24, 1998.
         Incorporated herein by reference from Exhibit 20.1 to Registrant's Current Report on Form 8-K dated March 24, 1998. (Filed with the SEC on March 31, 1998, File No. 000-29518.)

27.1**   Financial Data Schedule.

--------------
*        Previously filed with the Securities and Exchange Commission.

                                                                 EXHIBIT 10.19

                              CONSULTING AGREEMENT


          This Consulting Agreement dated and effective March 26, 1998 is entered into by and between Double 12, Ltd., a California corporation ("Consultant") and Shopping.com, a California corporation (the "Company").

          The parties to this Agreement agree to the following terms and conditions:

          1. SERVICES. Consultant shall provide the Company with advice, counsel, and recommendations only regarding matters relating to strategic partnerships, public relations, communications, and business development.

          2. TERM. The term ("Term") of this Agreement shall be twelve (12) months. Consultant shall have the option to extend the Term for an additional six (6) months.

          3. METHOD OF PERFORMANCE. Consultant will determine the method, details and means of performing the above-described services. Consultant shall only devote to the Company so much of its time and attention as it, in its sole discretion, deem to be necessary or advisable to accomplish the goals and purposes of the Company.

        4. EMPLOYMENT OF ASSISTANTS; SUBCONTRACTORS. Consultant may employ the service of any third party for the rendering of services or products for the benefit of the Company. The Company will pay Consultant a fee of twenty percent (20%) in addition to the fee charged by the third party in advance of any services rendered and C.O.D. for any goods purchased and delivered. No third party will be engaged by the Consultant to render services or for the sale of goods without the prior express written consent of the Company.

          5. COMPENSATION. In consideration of the services to be rendered by the Consultant on behalf of the Company, the Company hereby agrees to pay Consultant Forty Thousand Dollars ($40,000.00) on the thirtieth day prior to the beginning of each three month period during the Term.

          6. INDEPENDENT CONTRACTOR STATUS. Consultant shall perform the services hereunder as an independent contractor and, as such, shall not represent or consider itself as an officer, employee, partner, agent or principal of the Company. Nothing herein shall be deemed or construed as creating a joint venture, fiduciary relationship, agency, partnership, or unincorporated association between Consultant and the Company. Company shall not be obligated to, and shall not, withhold any amounts from Consultant's compensation for the payment of taxes. Consultant is solely responsible for all taxes which may be due as a result of payment of the Consultant's compensation.

          7. OTHER BUSINESS VENTURES. Subject to paragraph 8 below, during the Term of this Agreement, Consultant or any affiliate or other person holding a legal or beneficial interest in Consultant, may engage in or possess an interest in other business ventures of every nature and description, independently or with others, provided such ventures do not compete with the Company; and neither the Company nor any affiliate of the Company shall have any right by virtue of this Agreement in or to such independent ventures or to the income or profits derived therefrom.

          8. NON-DISCLOSURE AND SECRECY.

          Consultant agrees that, during the term of this Agreement, and at all times thereafter, it will keep and cause all of its employees, agents, representative as well as consultants to keep all Company information in the strictest confidence and will not itself, directly or indirectly, use or allow to be used for its benefit, or the benefit of others, disseminate or disclose any Confidential Information or Trade Secrets (as such terms are defined below) used and/or obtained in providing the services hereunder, except to the Company, regardless of whether the Confidential Information or Trade Secrets have been conceived or developed, in whole or in part by Consultant.

          Consultant acknowledges and agrees that the terms "Confidential Information" and "Trade Secrets" as used in this Agreement include, without limitation, the whole or any portion or phase of any design, process, service, procedure, formula, improvement, customer list, information with respect to customer requirements and practices, marketing research and development information, statistical data, sources of merchandise, technical information, computer models or programs, and all other information concerning the industry and business in which the Company operates and which is of value in the operation of the Company's business, or otherwise understood to be, a confidential character and which has not been published or otherwise become a matter of general public record. Consultant agrees that all Confidential Information and Trade Secrets are and shall be the property of the Company regardless of whether conceived or developed by Consultant in connection with the services provided hereunder. Upon termination or earlier expiration of this

Agreement, Consultant shall immediately surrender to the Company all material of a confidential or secret nature, including without limitation, the Confidential Information and Trade Secrets, and any other documents of a proprietary nature as may then be in the Consultant's possession or control.

          Consultant acknowledges and agrees that any and all Trade
Secrets, Confidential Information, computer programs, documentation and other copyrightable or trademark materials that Consultant is asked to prepare or work on as part of Consultant's consulting services hereunder shall be the property of Company. To that end, Consultant hereby irrevocably assigns, transfers, sets over and conveys to Company all of Consultant's right, title and interest in and to all such information, including, without limitation, Consultant's copyrights or rights of trademark. Consultant's irrevocable assignment hereunder shall be deemed to have been coupled with an interest.

          9.  MISCELLANEOUS.

              (a) ENTIRE AGREEMENT; WAIVER. This Consulting Agreement constitutes the entire agreement between the parties pertaining to the subject matter contained in it and supersedes all prior or contemporaneous agreements, representations and understanding of the parties. No supplement, modification or amendment of this Consulting Agreement shall be binding unless executed in writing by all of the parties. No waiver of any of the provisions of this Consulting Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

               (b) BINDING EFFECT AND ASSIGNABILITY. This Consulting Agreement shall be binding on, and shall inure to the benefit of, the parties to it, and their respective heirs, legal representatives and successors. This Consulting Agreement or any right hereunder is not assignable to any party.

               (c) LEGAL FEES.   If any legal or arbitration  or other
proceeding is brought for the enforcement of this Consulting Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Consulting Agreement, the successful or prevailing party or parties as defined by the California Code of Civil Procedure shall be entitled to recover reasonable attorneys fees and other costs incurred in that action or proceeding, in addition to any other relief to which it or they may be entitled.

               (d) INTERPRETATION. To the extent that this Consulting Agreement modifies or conflicts with the terms of any prior agreement between the parties hereto, or any of them, the terms of this Consulting Agreement shall control. This Consulting Agreement has been negotiated at arms-length between persons knowledgeable in the matters dealt with herein. In addition, each party has been represented or had the opportunity to be represented by experienced and knowledgeable legal counsel. Accordingly, any rule of law, including, but not limited to, California Civil Code Section 1654, or any other statutes, legal decisions, or common law principles of similar effect, that would require interpretation of any ambiguities in this Consulting Agreement against the party that has drafted it is of no application and is hereby expressly waived. The provisions of this Consulting Agreement shall be interpreted in an reasonable manner to the effect the intentions of the parties hereto and of this Consulting Agreement.

               (e) GOVERNING LAW. This Consulting Agreement shall be construed in accordance with, and governed by, the laws of the state of California.

        IN WITNESS WHEREOF, the parties have executed this Settlement Agreement as of the date and year set forth adjacent to each of their respective signatures.



Dated:  March 29, 1998                SHOPPING.COM, a California corporation


                                      By: /s/ Robert McNulty
                                         ----------------------------------
                                      Its:   CEO
                                          ---------------------------------


Dated:  March 29, 1998                DOUBLE 12 LTD., a California corporation


                                      By: /s/ [illegible]
                                         ----------------------------------
                                      Its:  President
                                          ---------------------------------









                                          -4-