Form 10QSB
period 1998-04-30
SHOPPING COM
filed 1998-06-22
CIK 1045360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      ___________


                    Commission file number:  000-29518


                                SHOPPING.COM
           (Exact name of Registrant as specified in its charter)

            CALIFORNIA                                33-0733679
      (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)               Identification No.)

2101 EAST COAST HIGHWAY, CORONA DEL MAR, CALIFORNIA   92625
(Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code:  (949) 640-4393



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes ..X..    No .....


As of May 28, 1998, there were 4,062,354 shares of the Registrant's no par value common shares outstanding.


                            Exhibit Index on page 43

                                 FORM 10-QSB
                For the Quarterly Period Ended April 30, 1998

Item                                                              Page
----                                                              ----
PART I.     FINANCIAL INFORMATION

1.          FINANCIAL STATEMENTS                                   3

            Balance Sheet at April 30, 1998                        3

            Statements of Operations for the three months
            ended April 30, 1997 and 1998                          4

            Statements of Cash Flows for the three months
            ended April 30, 1997 and 1998                          5

            Notes to Financial Statements                          6

2.          MANAGEMENT DISCUSSION AND ANALYSIS                    10

            Forward Looking Statements                            10

            Overview                                              11

            Results of Operation                                  12

            Liquidity and Capital Resources                       14

            Employees                                             16

            Factors That May Affect Future Performance            16

PART II.    OTHER INFORMATION

1.          Legal Proceedings                                     29

2.          Changes in Securities                                 31

3.          Defaults Upon Senior Securities                       36

4.          Submission of Matters to a Vote of Security Holders   37

5.          Other Information                                     37

6.          Exhibits and Reports on Form 8-K                      38

            Signature                                             42

            Exhibit Index                                         43

                       PART I - FINANCIAL INFORMATION
ITEM 1.                  FINANCIAL STATEMENTS

                                SHOPPING.COM

                                BALANCE SHEET
                      As of April 30, 1998 (unaudited)



                                                  April 30, 1998
                                                    (Unaudited)
  ASSETS                                            -----------

Current assets
  Cash and cash equivalents                        $  1,476,109
  Accounts receivable, net                               87,877
  Other receivables                                      25,384
  Prepaid expenses and other current assets             308,041
                                                   ------------
      Total Current assets                            1,897,411

Furniture and equipment, net                          3,131,509
Deposits                                                509,510
Other assets                                             30,555
                                                   ------------
  Total assets                                     $  5,568,985
                                                   ============


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of capital lease obligations     $    251,459
  Accounts payable                                    1,459,162
  Accrued legal and related costs                       323,535
  Other accrued liabilities                             213,998
                                                   ------------
      Total current liabilities                       2,248,154
Capital lease obligation, net of current portion        355,484
                                                   ------------
  Total liabilities                                   2,603,638
                                                   ------------
Commitments

Shareholders' equity
  Common stock, no par value, 20,000,000 shares
   authorized, 4,049,059 shares issued and
   outstanding                                       13,394,651
  Accumulated deficit                               (10,429,304)
                                                   ------------
  Total shareholders' equity                          2,965,347
                                                   ------------
  Total liabilities and shareholders' equity       $  5,568,985
                                                   ============

The accompanying notes are an integral part of these financial statements.

                                SHOPPING.COM

                          STATEMENTS OF OPERATIONS
                             Three Months Ended
                                  April 30,
                                 (Unaudited)



                                          1998           1997
                                      -----------    -----------
                                      (unaudited)    (unaudited)

Net sales                             $   917,836    $      --
Cost of sales                             864,889           --
                                      -----------    -----------
Gross profit                               52,947           --
Operating expenses:
   Advertising and marketing            1,837,990           --
   Product development                    634,594         33,308
   General and administrative           2,320,907        312,669
                                      -----------    -----------
Total operating expenses                4,793,491        345,977
                                      -----------    -----------
Loss from operations                   (4,740,544)      (345,977)
Other income (expense):
   Interest Income                         36,418           --
   Interest Expense                        (1,452)        (1,000)
                                      -----------    -----------
Total other income                         34,966         (1,000)
                                      -----------    -----------
Net Loss                              $(4,705,578)   $  (346,977)
                                      ===========    ===========

Basic Loss Per Share                  $     (1.17)   $     (0.30)
                                      ===========    ===========
Diluted Loss Per Share                $     (1.17)   $     (0.30)
                                      ===========    ===========
Weighted Average Shares Outstanding     4,039,013      1,152,500
                                      ===========    ===========


















The accompanying notes are an integral part of these financial statements.

                                SHOPPING.COM


                          STATEMENTS OF CASH FLOWS
                    For the Three Months Ended April 30,
                                 (unaudited)


                                                    1998            1997
                                                    ----            ----
Cash flows from operating activities
  Net loss                                      $(4,705,578)   $  (346,977)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation of furniture and equipment        162,724         (1,276)
     Common stock issued for advertising          1,000,000           --
     Expense recognized from issuing stock
      options                                        90,689           --
     Decrease (Increase) in prepaid expenses        357,980         (7,866)
     (Increase) in other assets                    (340,324)       (55,092)
     Decrease (Increase) in accounts/advances
      receivable                                      9,507        (17,700)
     (Increase) in other receivables                 (7,827)          --
     Decrease (Increase) in accounts payable        609,448           (461)
     Decrease (Increase) in other accrued
      liabilities                                   (37,531)       (31,845)
                                                -----------    -----------
Net cash used in operating activities            (2,860,912)      (461,217)
                                                -----------    -----------

Cash flows from investing activities
  Purchase of furniture and equipment              (418,386)       (71,533)
                                                -----------    -----------

Net cash used in investing activities              (418,386)       (71,533)
                                                ===========    ===========

Cash flows from financing activities
  Collection on stock subscription receivable          --           23,000
  Payments on note payable                             --          (50,000)
  Payments on capital lease obligations             (73,773)          --
  Proceeds from the issuance of preferred
   stock, Series A                                     --          300,000
  Proceeds from the issuance of preferred
   stock, Series B                                     --          499,900
  Payment of offering costs                            --          (21,050)

Net cash provided by financing activities           (73,773)       751,850
                                                -----------    -----------

Net increase (decrease) in cash                  (3,353,071)       219,100
Cash, beginning of period                         4,829,180             63
                                                -----------    -----------
Cash, end of period                             $ 1,476,109    $   219,163
                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                SHOPPING.COM


                   NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1:     BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information as contemplated by the SEC under Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The interim financial statements should be read in conjunction with the Company's January 31, 1998 annual report on Form 10-KSB. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 31, 1999.

NOTE 2:     FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

                                                April 30, 1998
                                                --------------
         Computer hardware                       $1,863,082
         Computer software                        1,262,511
         Furniture & equipment                      286,309
         Leasehold improvements                      89,200
                                                 ----------
                                                  3,501,102
         Less: Accumulated depreciation             369,593
                                                 ----------
                                                 $3,131,509
                                                 ==========

NOTE 3:     ADVANCES - RELATED PARTIES

During the first quarter of 1998, an officer was advanced a total of $3,344 from the Company. In addition, the Company advanced one of its employees $7,500 bringing the employees total advances to $18,500 of which $1,000 was repaid during the first quarter of 1998. Total advances to related parties at April 30, 1998 were $22,041 which was included in "0ther receivables" in the balance sheet.

NOTE 4:     CONSULTING FEES - RELATED PARTY

For the three months ended April 30, 1998, the Company retained the services of certain consultants, which were also shareholders. Consulting expenses amounted to approximately $50,900 of which $28,390 was unpaid as of April 30, 1998.

NOTE 5:     SHAREHOLDER'S EQUITY


In February, 1998 the Company issued 47,059 shares of Common Stock for $1,000,000 of radio advertising based on the then fair market value of the Common Stock. The advertisements were aired during the three months ended April 30, 1998 and accordingly, $1,000,000 was expensed during this period. Up to 52,941 additional shares of Common Stock may be issuable under the radio advertising agreement on February 19, 1999 if on such date the average closing price of the Company's Common Stock for the previous ten days is less than $21.25 per share.

NOTE 6:     PROMISSORY NOTES

On May 15, 1998 the Company issued $1,225,000 of Promissory Notes, which have a due date of six months from the date of issuance. The Promissory Notes are unsecured, subordinated and carry an interest rate of 10% per annum. The Promissory Notes include issuances to certain existing shareholders of the Company.

In connection with the issuance of these Promissory Notes, 122,500 warrants to purchase shares of Common Stock were issued which warrants are exercisable until May 15, 2001 at an exercise price of $14.00 per share of Common Stock. These below market warrants will result in additional interest charges of approximately $735,000 over the term of the Promissory Notes.

NOTE 7:     8% CONVERTIBLE DEBENTURES

The Company entered into an agreement in June 1998 whereby the Company issued 8% Convertible Debentures due May 31, 2000 in the principal amount of $1,000,000. The 8% Convertible Debentures are convertible into shares of Common Stock at a conversion price not to exceed $16.00 per share (the "Base Rate"). The holder of the 8% Convertible Debenture will receive one warrant to purchase a share of Common Stock for each two shares of Common Stock issued in connection with the corresponding conversion of the Debentures (the "Warrants"). The Warrants attributable to each conversion shall have an exercise price equal to the lesser of (a) 120% of the lowest market price for any three trading days prior to conversion or (b) 125% of the Base Rate. The Warrants expire on June 5, 2003.

NOTE 8: STOCK OPTIONS

In February 1998, each of the Company's directors were granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $14.25 per share, for a total amount of 125,000 stock options granted. Certain of these options were granted to Kipling Isle, Ltd., a corporation controlled by Mr. Paul J. Hill, a director.

In April 1998, Mr. Frank Denny joined the Board of Directors as Chairman of the Board to replace Bill Gross. In May, 1998, Mr. Denny was granted options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $16.00 and 50,000 shares of Common Stock at an exercise price of the closing price of the Company's Common Stock on the effective date of grant ($21.00).

In May 1998, Mr. Douglas Hay, a director and Executive Vice President of the Company, was granted options to purchase 50,000 shares of the Company's Common Stock at $16.00 per share and 50,000 shares of Common Stock at an exercise price of the closing price of the Company's Common Stock on the effective date of grant ($21.00). The effective date of grant was June 1, 1998.

In May 1998, Mr. Edward Bradley, a director of the Company, was granted options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $16.00. The effective date of grant was June 1, 1998.

In May 1998, Kipling Isle, Ltd., a corporation controlled by Paul J. Hill, a director, was granted options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $16.00. The effective date of grant was June 1, 1998.

In June 1998, Mr. John Markley became a director and was named the Company's President and CEO following Mr. Robert McNulty's departure on June 1, 1998. Mr. Markley was granted options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $16.00 and 100,000 shares of Common Stock at an exercise price of the closing price of the Company's Common Stock on the effective date of grant ($21.00). The effective date of grant was June 1, 1998.

As a result of the issuance of the below-market stock options including those described above and issued during the fiscal year ended January 31, 1998, the Company recorded a compensation charge of $90,689 during the three months ended April 30, 1998 and will record a compensation charge of approximately $2,800,000 during the three months ending July 31, 1998. Refer to Note 9 for a description of additional similar charges to be recorded.

NOTE 9: COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS

On March 26, 1998 the Company entered into a one-year Consulting Agreement (the Double 12 Agreement") with Double 12, Ltd., a California corporation ("Consultant"), for matters concerning strategic partnerships, public relations, communications or other business development activities. The Double 12 Agreement includes quarterly fee payments of $40,000 and an option to extend the service period for an additional six months.

On April 1, 1998 the Company entered into a two-year consulting agreement (the "Agreement") with Stilden Co., Inc., a Texas Corporation ("Stilden") to provide general consulting services relating to operation, promotion and financing of the Company. Pursuant to the Agreement, Stilden will receive $7,000 per month, reimbursement for business expenses and a housing allowance of $1,600 per month for a period of twelve months. Mr. Denny, a director of the Company, is the president, principal shareholder and a director of Stilden.

On June 1, 1998, the Company entered into a three-year Consulting Agreement with Cyber Depot (the "Cyber Depot Agreement"). Pursuant to the Cyber Depot Agreement, Cyber Depot will receive $21,500 per month and options to purchase 100,000 shares of the Company's Common Stock at an exercise price equal to the closing market price of the Company's Common Stock on June 1, 1998 ($21.00). Mr. McNulty, a former officer and director of the Company, is the principal shareholder of Cyber Depot.

EMPLOYMENT AGREEMENTS

As of June 1, 1998, the Company entered into an agreement with Mr. Douglas Hay to serve as Executive Vice President. The term of the agreement is for two years and is automatically renewed for one-year terms unless terminated by either party with written notice given by January 31 of any year beginning January 31, 2001. The agreement provides for a bi-weekly base salary of $8,465. The agreement also provides that Mr. Hay will participate in a formula based program to be approved annually by the Board of Directors and providing for the opportunity to receive up to an amount equal to his base compensation for exceeding the Company's annual business plan net profit.

Also as of June 1, 1998, the Company entered into an agreement with Mr. John Markley to serve as President and Chief Executive Officer. The term of the agreement is for three years and is automatically renewed for one-year terms unless terminated by either party with written notice given by January 31 of any year beginning January 31, 2001. The agreement provides for a bi-weekly base salary of $6,735 for the first year, $9,615 for the second year and $11,540 for the third year. The agreement also provides that Mr. Markley will participate in a formula based bonus program to be approved annually by the Board of Directors and providing for the opportunity to receive up to an amount equal to his base compensation for exceeding the Company's annual business plan net profit. In addition, Mr. Markley will receive a twelve month housing allowance of $1,500 per month.

LEGAL PROCEEDINGS

As more fully described in Part II of this Form 10-QSB, the Company is subject to various litigations and SEC investigations. As the outcome of these issues is uncertain and the Company believes its insurance coverage is adequate to cover any resulting liability, the Company does not maintain any reserves at April 30, 1998.

TERMINATION AND BUY-OUT AGREEMENT

On June 1, 1998 Mr. McNulty resigned as President, CEO and director of Shopping.com. Pursuant to a Termination and Buy-Out Agreement dated as of June 1, 1998 between the Company and Mr. McNulty, Mr. McNulty will receive $500,000, with $100,000 payable on or before July 31, 1998 and the balance due in $50,000 increments on or before each succeeding fiscal quarter end beginning October 31, 1998 until fully paid. Amounts payable under this agreement are payable on demand in one lump-sum payment at the option of Mr. McNulty upon thirty days written notice to the Company in the event a majority of the current members of the Board of Directors are replaced by new members. In addition, Mr. McNulty received options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $16.00 per share.

The issuance of these below-market stock options will result in a charge to operations of approximately $750,000 during the three months ending July 31, 1998.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

The following statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "forward looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The forward looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to the actual future results of the Company could differ materially from those projected in the forward looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information, see "Factors That May Affect Future Performance" herein. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

OVERVIEW

Shopping.com (the "Company") began operations in February, 1996, was incorporated on November 22, 1996 and commenced selling on the Internet on July 11, 1997. The Company is an innovative Internet-based electronic retailer ("E-tailer") specializing in retail marketing a broad range of products and services at wholesale prices to both consumer and trade customers. Utilizing proprietary technology, the Company has designed a fully-scalable systems architecture for the Internet shopping marketplace.

The Company's management team combines the experiences of:

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

While the company believes that it will be able to fund the additional capital resources to sustain operations, there can be no assurance that such additional funds will be available or that, if available, such additional funds will be on terms acceptable to the Company.

The Company anticipates that its operations will incur significant operating losses for the foreseeable future. The Company believes that its success will depend upon its ability to increase obtain sales on its Web site significantly over the next twelve months, which cannot be assured. The Company's ability to generate sales is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks; and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Additionally, the Company's lack of an operating history makes predictions of future operating results difficult to ascertain. Accordingly, there can be no assurance that the Company will be able to generate sales, or that the Company will be able to achieve or maintain profitability. Since inception, the Company has incurred significant losses and, as of April 30, 1998, had an accumulated deficit of approximately $10.4 million. The Company substantially increased its operating expenses over the past quarter in order to, among other things, fund increased advertising and marketing efforts, expand and improve its Internet operations and user support capabilities, and develop new Internet content and applications. The Company expects to continue to incur significant operating expenses on a quarterly and annual basis for the foreseeable future. To the extent such increases in operating expenses are not offset by revenues, the Company will continue to incur significant losses.

The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of the Company's control. See "Factors That May Affect Future Performance - Unpredictability Of Future Revenues; Potential Fluctuations In Quarterly Operating Results; Seasonality."

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


RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the three months ended April 30, 1998. The Company is not providing any comparisons of its results of operations with the prior year because the Company was in an early stage of development at that time, and such comparisons would not be meaningful.

Net Sales

Although the Company commenced operations in February 1996, it did not begin selling products and services on its Web site until July 11, 1997 prior to which time it was still in the process of evaluating the technical features of its Web site. For the three months ended April 30, 1998, the Company generated net sales of $917,836. The sole source of funds for the Company from the date of inception through April 30, 1998, other than the sale of equity and debt securities, has been from sales of products. For the three months ended April 30, 1998, sales of $84,162, or approximately 9%, were sales to Waldron & Co., Inc. ("Waldron"), the Company's underwriter and market maker. Such sales consisted primarily of computer equipment and office supplies which allowed the Company to generate higher gross margins. Sales of $108,707 were made to CCI, a computer and computer supply resaler. The sales to CCI constituted approximately 12% of net sales. In addition, the Company had sales of $9,402 to Aubry Hanson, a partnership in which one of the partners is a shareholder of the Company. The sales to Aubry Hanson approximate 1% of net sales of the Company for three months ended April 30, 1998. The Company believes that it is not dependent upon Waldron or any other customer and that the loss of Waldron as a customer would not have a material adverse impact on the Company. The Company expects the sales to Waldron to continue to decline as a percentage of total sales. The Company's business model is based on a low profit margin coupled with a large volume of sales to a broad customer base. The Company records sales at the time products are shipped to customers, which includes the retail sales price of the product and any shipping and handling charges billed to its customers. As of January 31, 1998, the Company created a reserve for sales returns of $10,000 and has an accumulated balance of $55,600 for the three month ended April 30, 1998.

Cost of Sales

Cost of sales include the actual cost the Company pays its vendors for the products and the actual shipping and handling charges incurred by the Company to ship products to its customers. The cost of sales for the three months ending April 30, 1998 was $864,889, or approximately 94.2% of net sales. The Company's gross profit margin was approximately 5.8% for the three months ended April 30, 1998. The failure to generate sales with sufficient margins to cover its operating expenses will result in losses and could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Advertising and Marketing Expenses

Advertising and marketing expenses consist primarily of media costs related to advertising, promotion and marketing literature. Advertising and marketing expenses incurred by the Company for the three months ending April 30, 1998 were $1,837,990, or approximately 200% of net sales. The Company intends to significantly increase its advertising and marketing expenses in future periods. While the Company is hopeful that its net sales will also increase in future periods so that its sales and marketing expense will represent a decreasing percentage of net sales, the Company is not able to predict whether its net sales will increase by a sufficient amount for this to occur. No assurance can be given that the Company will achieve increased net sales or that marketing expense will decrease as a percentage of sales.

Product Development Expenses

Product development expenses consist primarily of costs incurred by the Company to develop and enhance its Web site. Product development expenses include compensation and related expenses, depreciation and amortization of computer hardware and software, and the cost of acquiring, designing, developing and editing Web site content. Product development expenses incurred by the Company for the three months ended April 30, 1998 were approximately $634,594 or approximately 69.1% of net sales. The Company believes that significant investments in enhancing its Web site will be necessary to become and remain competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

General and Administrative Expenses

General and administrative expenses not otherwise attributable to product development and advertising and marketing expenses consist primarily of compensation, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses incurred by the Company for the three months ended April 30, 1998 were $2,320,907, or approximately 252.9% of net sales. The Company expects general and administrative expenses to significantly increase in future periods as a result of, among other things, increased hiring and expansion of facilities.

Interest Income and Expense

Interest income on cash and cash equivalents was $36,418 or approximately 4% of net sales. Interest income was due to the Company having certain interest-bearing cash and cash equivalents accounts.

Interest expense for the three months ended April 30, 1998 was $1,452 or less than 1% of net sales and is primarily attributable to interest on accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity were cash and cash equivalents derived from public and private sales of the Company's equity and debt securities. The sole source of funds for the Company from the date of inception through April 30, 1998, other than the sale of equity and debt securities, has been from sales of product.

Capital expenditures from February 1, 1998 through April 30, 1998 were $418,386. The Company has current and long-term capital lease obligations for certain office equipment, the aggregate amount of which, as of April 30, 1998 was $690,109. The Company anticipates a substantial increase in its capital expenditures in 1998 consistent with its anticipated growth.

The Company experienced a net loss of $4,705,578 and generated net sales of $917,836 for the three month period ended April 30, 1998. THE COMPANY'S ABILITY TO SURVIVE AND GROW FOR THE IMMEDIATE FUTURE WILL DEPEND ON THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL FROM PUBLIC OR PRIVATE EQUITY OR DEBT SOURCES. IN ADDITION, THE COMPANY BELIEVES THAT IT WILL NEED TO RAISE ADDITIONAL FUNDS IN ORDER TO AVAIL ITSELF OF ANY UNANTICIPATED OPPORTUNITIES (SUCH AS MORE RAPID EXPANSION, ACQUISITIONS OF COMPLEMENTARY BUSINESSES OR THE DEVELOPMENT OF NEW PRODUCTS OR SERVICES), TO REACT TO UNFORESEEN DIFFICULTIES (SUCH AS THE LOSS OF KEY PERSONNEL OR THE REJECTION BY INTERNET USERS OF THE COMPANY'S WEB SITE CONTENT) OR TO OTHERWISE RESPOND TO UNANTICIPATED COMPETITIVE PRESSURES. THE COMPANY HAS USED RATHER THAN PROVIDED CASH FROM ITS OPERATIONS. THESE FACTORS RAISE A SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. IN VIEW OF THE MATTERS DESCRIBED ABOVE, RECOVERABILITY OF A MAJOR PORTION OF THE COMPANY'S RECORDED ASSET AMOUNTS IS DEPENDENT UPON THE COMPANY'S ABILITY TO RAISE SUFFICIENT CAPITAL TO FUND ITS WORKING CAPITAL REQUIREMENTS UNTIL THE COMPANY CAN GENERATE SUFFICIENT SALES VOLUME TO COVER ITS OPERATING EXPENSES.

MANAGEMENT OF THE COMPANY BELIEVES THAT ITS CURRENT CASH ON HAND PLUS THE EXISTING WORKING CAPITAL WILL NOT BE SUFFICIENT TO SUSTAIN CURRENT OPERATIONS FOR THE BALANCE OF THE FISCAL YEAR ENDING JANUARY 31, 1998. THE COMPANY IS CURRENTLY NEGOTIATING WITH SEVERAL INVESTORS ABOUT RAISING ADDITIONAL CAPITAL THROUGH PRIVATE PLACEMENT OFFERINGS. HOWEVER, THERE CAN BE NO ASSURANCE THAT SUCH CAPITAL RESOURCES WILL BE AVAILABLE TO THE COMPANY OR THAT IF AVAILABLE, SUCH FUNDS WILL BE ON TERMS ACCEPTABLE TO THE COMPANY. IN ADDITION, THE INVESTIGATION BY THE SEC, THE INTERRUPTION OF THE TRADING OF THE COMPANY'S STOCK ON THE ELECTRONIC BULLETIN BOARDS, THE PENDENCY OF LAWSUITS AND THE ATTENDANT ADVERSE PUBLICITY MAY NOT ONLY REDUCE SIGNIFICANTLY THE LIQUIDITY OF THE COMPANY'S STOCK BUT ALSO MAKE IT DIFFICULT FOR THE COMPANY TO RAISE ADDITIONAL CAPITAL TO CONTINUE ITS DEVELOPMENT AND EXPANSION. SEE "LEGAL PROCEEDINGS."

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

EMPLOYEES

As of April 30, 1998, the Company employed 70 full time and 11 part time employees. This is an increase from January 31, 1998 when the number of employees was 67 full time and 9 part time employees. The Company believes that its future success will depend in part on its ability to attract, hire and maintain qualified personnel. However, the Company believes there will not be a significant increase in employees over the next twelve months. Competition for such personnel in the on-line industry is intense. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company believes its relationship with its employees to be good.

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

Limited Operating History; Accumulated Deficit; Anticipated Losses; ability To Continue As A Going Concern

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

Since inception, the Company has incurred significant losses, and as of April 30, 1998 had an accumulated deficit of approximately $10.5 million. The Company believes that its success will depend in large part on its ability to (i) obtain a wide-spread name recognition, (ii) provide its customers with an outstanding value and a superior shopping experience, (iii) achieve sufficient sales volume to realize economies of scale, and (iv) successfully coordinate the fulfillment of customer orders without the need to maintain expensive warehousing facilities and personnel. Accordingly, the Company intends to invest heavily in marketing and promotion, site development and technology and operating infrastructure development. The Company also intends to offer attractive pricing programs, which will reduce its gross margins. Because the Company has relatively low gross margins, achieving profitability depends upon the Company's ability to generate and sustain substantially increased sales levels. As a result, the Company believes that it will incur substantial operating losses for the foreseeable future, and that the rate at which such losses will be incurred will increase significantly from current levels.

The Company incurred a net loss of $5,522,029 and had negative cash flows from operations during the year ended January 31, 1998, and had a shareholders deficit of $6,580,236 as of January 31, 1998. As of April 30, 1998 the Company had net losses totaling $10,541,804 and had negative cash flows from operations. Management raised capital during 1997 through private placement offerings of equity and debt securities and completed an initial public offering in the latter part on 1997, which provided funding to continue present operations, marketing and development activities.

The Company has used a portion of the net proceeds of its initial public offering to fund its operating losses. As of April 30, 1998, the Company had approximately $1.4 million remaining of the net proceeds. Such net proceeds, together with cash generated by operations, will, in the Company's view, be insufficient to fund the Company's anticipated operating losses until its sales increase to a sufficient level to cover operating expenses. In order to continue to fund operating losses while it seeks to implement its business plan, until its sales increase to a sufficient level to cover operating expenses, the Company must raise additional funds. There can be no assurance that such financing will be available, if at all, in amounts or on terms acceptable to the Company. In addition, the investigation by the SEC, the interruption of the trading of the Company's stock on the electronic bulletin boards and the attendant adverse publicity may also make it difficult for the Company to raise additional capital to continue its development. See "Legal Proceedings."

Unpredictability Of Future Revenues; Potential Fluctuations In Quarterly Operating Results; Seasonality

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues. Sales and operating results generally depend on the volume of, timing of, and ability to fulfill orders received, which are difficult to forecast. The Company will not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall until revenues grow substantially. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures could have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include: (i) the Company's ability to obtain and retain customers, attract new customers at a steady rate, maintain customer satisfaction and establish consumer confidence in conducting transactions on the Internet environment; (ii) the Company's ability to manage fulfillment operations electronically and without warehouse facilities and to establish competitive gross margins; (iii) the announcement or introduction of new Web sites, services and products by the Company and its competitors; (iv) price competition or higher vendor prices; (v) the level of use and consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company; (vi) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner; (vii) the level of traffic on the Company's Web site; (viii) technical difficulties, systems downtime or Internet brownouts; (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure; (x) delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems; (xi) the level of merchandise returns experienced by the Company; (xii) governmental regulation and taxation,
(xiii) economic conditions specific to the Internet and online commerce; (xiv) the risk associated with the year 2000 in connection with computer programs with which the Company may interact that read only the last two digits of an annual date; (xv) the risk of credit card fraud and other types of fraud and theft which may be perpetrated by computer hackers and on-line thieves; and (xvi) general economic conditions.

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

Management Of Potential Growth; New Management Team; Limited Senior Management Resources

The Company has rapidly and significantly expanded its operations, and anticipates that further significant expansion will be required to address potential growth in its customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operations and financial resources. From October 31, 1997 to April 30, 1998, the Company expanded from 50 to approximately 75 employees, respectively and has since grown to approximately 85 employees. The majority of the Company's senior management, including its President and CEO, John H. Markley, joined the Company within the last several months, and some officers have no prior senior management experience at public companies. The Company's new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated into the Company's operations. To manage the increase in personnel and expected growth of its operations, the Company will be required to improve existing, and implement new, transaction-processing, operational and financial systems, procedures and controls, and to train and manage its already expanded employee base. Although the Company believes that there will not be a significant increase in the number of employees over the next twelve months, the Company may be required to increase its finance, administrative and operations staff. Further, the Company's management will be required to maintain and expand its relationships with various manufacturers, distributors, freight companies, other Web sites, other Internet Service Providers and other third parties necessary to the Company's operations. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company's management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results and operations would be materially adversely affected.

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

Dependence On Key Personnel; Need For Additional Personnel

The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly Mark S. Winkler, its Chief Information and Technology Officer. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company had a written employment agreement with Mr. McNulty which was subsequently terminated pursuant to a Termination and Buy-Out Agreement entered into June 1, 1998 between the Company and Mr. McNulty. In addition, the Company has a written employment agreement with Mr. Winkler for a period ending May 20, 1998 which continues thereafter without a specified term. The Company recently entered into written employment agreements with Mr. Markley for a period of three years and Mr. Hay for a period of two years. The Company's future success depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate and retain sufficiently qualified personnel. In particular, the Company may encounter difficulties in attracting and retaining a sufficient number of qualified software developers for its Web site and transaction-processing systems, and there can be no assurance that the Company will be able to retain and attract such developers. The failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

Merchants on the Internet are subject to the risk of credit card fraud and other types of theft and fraud perpetrated by hackers and on-line thieves. Credit card companies may hold merchants fully responsible for any fraudulent purchases made when the signature cannot be verified. Although credit card companies and others are in the process of developing anti-theft and anti-fraud protections, and while the Company itself is continually monitoring this problem and developing internal controls, at the present time the risk from such activities could have a material adverse effect on the Company's business, prospects, financial condition and results of operation.

Competition

The online commerce industry, particularly on the Internet, is new, rapidly evolving and intensely competitive. The Company expects such competition to intensify in the future. Barriers to entry are minimal, allowing current and new competitors to launch new Web sites at a relatively low cost. The Company currently or potentially competes with a variety of other companies. These competitors include: (i) various online vendors of other consumer and trade products and services such as CUC International, Amazon.com., ONSALE, Peapod, NetGrocer, iMALL, Internet Shopping Network, Micro Warehouse, CD Now, QVC and Home Shopping Network; (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, including America Online, Microsoft Network, Prodigy and Compuserve;
(iii) mail order catalogue operators such as Speigel, Lands End, and Sharper Image; (iv) retail and warehouse/discount store operators such as Wal-Mart, Home Depot, Target and Price/Costco; and (v) other international retail or catalogue companies which may enter the online commerce industry. Both Wal-Mart and Home Depot have announced their intention to devote substantial resources to online commerce at discount prices, which if successful, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. However, the Company believes that retail and warehouse/discount operators will be somewhat restricted in their ability to lower prices by the need to protect their own pricing strategy to avoid cannibalizing their store margins.

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

Reliance On Certain Suppliers And Shippers

Unlike retail and warehouse/discount store operators and certain online commerce providers, the Company, as an E-tailer, carries no inventory, has no warehouse employees or facilities, and relies on rapid fulfillment from its vendors. The Company has no long-term contracts or arrangements with any of its vendors or shippers that guarantee the availability of merchandise, the continuation of particular payment terms, the extension of credit limits or shipping schedules. There can be no assurance that the Company's current vendors will continue to sell merchandise to, or that shippers will be able to provide delivery service for, the Company on current terms or that the Company will be able to establish new, or extend current, vendor and shipper relationships to insure acquisition and delivery of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors and shippers that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, or in the event of labor disputes or natural catastrophes, its business, prospects, financial condition and results of operations would be materially adversely affected.

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


Risks Of Business Combinations And Strategic Alliances

The Company may choose to expand its operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. Any such transactions would be accompanied by the risks commonly encountered in such transactions. These include, among others, the difficulty of assimilating operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On July 8, 1997, Brian Leneck, a former officer of the Company, resigned. By letter dated July 10, 1997, Robert McNulty tendered payment to Leneck to buy back 140,000 shares of Common Stock of the Company pursuant to a shareholder agreement. Leneck rejected the tender, claiming that the amount was not the fair market value of the shares. On March 17, 1998, Leneck filed a lawsuit in Orange County Superior Court of California against the Company, Robert McNulty and three members of the Board of Directors at the time, Bill Gross, Edward Bradley and Paul Hill. Leneck's lawsuit seeks damages for breach of contract, conversion, and breach of fiduciary duty with respect to 70,000 shares. The Company believes that it has meritorious defenses, as well as affirmative claims, against Leneck and intends to vigorously protect its rights in this matter. On March 27, 1998, the Company filed a lawsuit in Orange County Superior Court against Leneck asserting, inter alia, breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, declaratory relief and specific performance.

      In March of 1998, the Company became aware that the Securities and Exchange Commission (the "SEC") had initiated a private investigation to determine whether the Company, Waldron & Co., Inc. ("Waldron"), the principal market maker in the Company's stock, or any of their officers, directors, employees, affiliates or others had engaged in activities in connection with transactions in the Company's stock in violation of the federal securities laws. The SEC suspended trading in the Company's stock from 9:30 a.m. EST, March 24, 1998 through 11:59 p.m. EDT on April 6, 1998 pursuant to Section 12(k) of the Securities Exchange Act of 1934. On April 30, 1998, the National Association of Securities Dealers ("NASD") permitted the Company's Common Stock to resume trading on the electronic bulletin boards beginning on April 30, 1998. Because the SEC has not alleged any violations, it is difficult to predict the outcome of their investigation. The Company continues, however, to fully cooperate with the SEC inquiry. Nevertheless, the investigation by the SEC, the interruption of the trading of the Company's stock on the electronic bulletin boards and the attendant adverse publicity may not only reduce significantly the liquidity of that stock but also make it difficult for the Company to raise additional capital to continue its development and expansion. The inability of the Company to raise additional capital would have material adverse effect on the Company's business, prospects, financial condition and results of operations and may prevent the Company from carrying out its business plan.

            On April 16, 1998, Michael A. Martucci on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998, filed suit in the California Superior Court for the County of Orange alleging violations of the California securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and one other broker-dealer and two of those firm's executives. The complaint charges that the defendants "participated in a scheme and wrongful course of business to manipulate the price of [the Company's] stock, which included: (i) defendant Waldron's refusal to execute sell orders; (ii) the use of illegal stock parking; (iii) the use of illegal above-market buy-ins to intimidate and dissuade potential short sellers from selling [Company] stock short; (iv) the sale of [Company] shares to discretionary accounts without regard to suitability; and (v) the dissemination of materially false and misleading statements about [the Company's] operating performance and its future prospects." The complaint further alleges that the Company "secretly arranged to sell $250,000 of product to Waldron as part of defendants' effort to have [the Company] post revenue growth prior to the [Company's] planned [initial public offering]," that such sales constituted almost 25% of the Company's revenues between its inception and March 26, 1998 and that the Company did not disclose such sales or their significance in the Prospectus used in the Company's initial public offering. The plaintiff seeks compensatory damages in an unspecified amount, attorneys' fees and costs, injunctive relief, disgorgement or restitution of the proceeds of the Company's IPO and the defendants' profits from trading in the Company's stock, and the imposition of a constructive trust over the Company's revenues and profits.

      On May 6, 1998 Steven T. Moore on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998 filed suit in United States District Court for the Central District of California alleging violations of the federal securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and one other broker-dealer and two of those firm's executives. The complaint charges that the defendants "participated in a scheme and wrongful course of business to manipulate the price of [the Company's] stock, which included: (i) defendant Waldron's refusal to execute sell orders; (ii) the use of illegal stock parking; (iii) the use of illegal above-market buy-ins to intimidate and dissuade potential short sellers from selling [Company] stock short; (iv) the sale of [Company] shares to discretionary accounts without regard to suitability; and (v) the dissemination of materially false and misleading statements about [the Company's] operating performance and its future prospects." The complaint further alleges that the Company "secretly arranged to sell $250,000 of product to Waldron as part of defendants' effort to have [the Company] post revenue growth prior to the [Company's] planned [initial public offering]," that such sales constituted almost 25% of the Company's revenues between its inception and March 26, 1998 and that the Company did not disclose such sales or their significance in the Prospectus used in the Company's initial public offering. The plaintiff seeks compensatory damages in an unspecified amount, attorneys' fees and costs, injunctive relief, disgorgement or restitution of the proceeds of the Company's IPO and the defendants' profits from trading in the Company' s stock, and the imposition of a constructive trust over the Company's revenues and profits.

On April 28, 1998, Abraham Garfinkel on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998, filed suit in the United States District Court for the Central District of California alleging violation of the federal securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and Cery Perle. The complaint alleges that defendants acted in concert with each other to manipulate the price of the Company's stock by, INTER ALIA, "work[ing] closely with defendant McNulty on a weekly basis whereby defendant McNulty would pass the supposedly confidential information of those who had 'hit' or contacted Shopping's website." The complaint alleges that the defendants also manipulated the market by engaging in conduct similar to that alleged in the Martucci and Moore actions. The complaint also alleges that the Company's prospectus was misleading by the failure to disclose sales to Waldron as discussed above. The plaintiffs seek damages similar to that sought by Martucci and Moore.

      The Company denies that it engaged in any of the acts alleged in any of the above complaints and intends to defend against these actions vigorously. Nonetheless, and despite the Company's insurance coverage for such actions, these class action suits may be very harmful to the Company. Diversion of management time and effort from the Company's operations and the implementation of the Company's business plan at this crucial time in the Company's development may adversely and significantly affect the Company and its business. The continued pendency of this litigation may make it difficult for the Company to raise additional capital to continue its development and expansion. The inability of the Company to raise additional capital would have material adverse effect on the Company's business, prospects, financial condition and results of operations and may prevent the Company from carrying out its business plan.

      The Company is involved in two other labor related disputes. Although it is not possible to predict the outcome of these disputes, or any future claims against the Company related hereto, the Company believes that such disputes will not, either individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.


Item 2. Changes in Securities and Use of Proceeds

        The following are all securities sold by Registrant within the past three (3) years without registering the securities under the Securities Act 1/:

      DATE                             TITLE                AMOUNT

 (1) (a) March 1997-June 1997       Common Stock        1,282,500 Shares

--------

1/ All share amounts and related information reflect a one-for-two reverse stock split effective upon the effective date of the Company's initial offering. The warrants to purchase 122,000 shares of the Company's Common Stock issued to Waldron & Co., Inc. as the Underwriters' Representative are not included because such warrants were registered in connection with the Company's initial public offering. As of June 11, 1998, the Company had issued 1,192,000 options, largely to employees, officers and directors. In addition, the Company granted 300,000 warrants to purchase Common Stock to Ladenburg Thalman & Co., Inc. See "Item 5. Other Information."

      (b) There were no underwriters used in connection with this offering. 1,150,000 shares of Common Stock were offered and sold to Robert J. McNulty, CEO of the Registrant. Subsequently, Mr. McNulty gifted an aggregate of 325,000 of such shares to various employees of the Company for no consideration. In addition, the Company offered and sold shares of Common Stock to idealab!, a company controlled by Bill Gross, a former director of Registrant (100,000 shares); Alvin S. Morrow, (2,500 shares); and 30,000 shares to an independent consultant who provided the Registrant's web site address; all of whom were accredited investors and residents of the State of California.

      (c) The securities were sold for two cents ($.02) per share except for the 30,000 shares issued to an independent consultant which were valued at $.20 per share for an aggregate consideration of $30,650.

      (d) The issuer relied on Section 4(2) and 3(a)(11) of the Securities Act of 1933, as amended.

      (e)  Not Applicable.

      DATE                             TITLE                AMOUNT

 (2)(a) March 1997-April 1997 Series A Preferred Stock    750,000 Shares
                              Warrants for                375,000 Warrants
                               Common Stock

      (b) There were no underwriters used in connection with this offering. The securities were offered and sold only to two accredited investors, Cyber Depot, Inc., a corporation controlled by Robert J. McNulty, President and CEO of the issuer, and idealab! a corporation controlled by Bill Gross, a director of Registrant. One Warrant was issued for each two shares.

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

      DATE                             TITLE                AMOUNT

 (3)(a) April 1997            Series B Preferred Stock    536,500 Shares
      -September 1997         Warrants for Common Stock   268,250 Warrants

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

      (d) The issuer relied on Rule 506 under Regulation D based on the fact that all offerees were accredited investors under Rule 501.

      (e) Not applicable.

      DATE                             TITLE                AMOUNT

(4)(a)June 1997-September 1997 Promissory Notes           $1,150,000
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

      (e) The Warrants are exercisable for five years for the purchase of one share of Common Stock at an exercise price of $6.00 per share. In May 1998, 16,650 Warrants were exercised in a "cashless" exercise and 13,295 shares of the Company's Common Stock were issued.

      DATE                             TITLE                AMOUNT

(5)(a)April 1997              Common Stock                  8,000 Shares

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

(6)(a)September 1997          Common Stock                125,000 Shares
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

      (d) The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Securities Act of 1933, as amended.

      (e) In the event that the average closing price of the Company's Common Stock for the ten days prior to February 19, 1999 is less than $21.25 per share, the Company will issue to PRN up to 52,941 additional shares.

      DATE                             TITLE                AMOUNT

8(a)  May 1998                Warrants for Common Stock   122,500 Shares
                              Promissory Notes            $1,225,000

      (b) Waldron & Co., Inc. acted as placement agent in connection with this private placement and was paid 7% of the total amount raised plus an expense allowance of 3%.

      (c) The shares were offered pursuant to Subscription Agreements, Promissory Notes and Warrant Agreements between the Company and individual investors, each dated May 15, 1998. Pursuant to the Subscription Agreements, each investor purchased units consisting of a promissory Note in the principal amount of $25,000 bearing interest at an annual rate of 10% interest and principal payable November 15, 1998 and warrants to purchase 2,500 shares of the Company's Common Stock at an exercise price of $14.00 per share. The units were sold to Ray Fisk (two units), Mike Weikamp (four units), Jon Aubry (twenty units), William Schweitzer (two units), Zahra Khiaban (three units), Carlos Beharie (sixteen units), and Tony Nikolich (two units). A total consideration of $1,225,000 was paid in this offering.

      (d) The Company relied on Section 4(2) and Regulation D Rule 505 promulgated by the Securities and Exchange Commission as the exemption from registration. The investors were all accredited investors.

      DATE                             TITLE                AMOUNT

9(a)  June 1998               8% Convertible Debentures     $1,000,000
                                    Due May 31, 2000
                              Warrants for Common Stock     1 share for
                                                            every 2 shares
                                                            issued upon
                                                            conversion
                                                            of the
                                                            Debenture

      (b) Trautman, Kramer & Company, Incorporated and Waldron & Co., Inc. acted as placement agents in connection with this private placement, receiving 9% and 1%, respectively, of the net proceeds. The Debentures in the amount of $250,000 were sold to each of Malso Fund, Ltd., Wayne Invest & Trade, Inc., Chesterfield Capital Resources, Ltd. and Star High Yield Investment Management Corporation. Subject to certain restrictions on the ability of the holders of the Debentures to convert, the Debentures are convertible into shares of the Company's Common Stock at a conversion price for each share of Common Stock equal to the lower of
(i) the lowest market price for any three trading days selected by the Debenture holder from the thirty trading days prior to the conversion, or (ii) $16.00.

      (c) The total consideration was $1,000,000.

      (d) The issuer relied on Section 4(2) and Regulation D Rule 506 promulgated by the securities and Exchange Commission as the exemption from registration. Each investor was an accredited investor.

e.    USE OF PROCEEDS.

      The Company's registration statement, Registration No. 333-36215, under the Securities Act of 1933, as amended, for its initial public offering (the "Registration Statement") became effective on November 25, 1997, and the initial public offering commenced on November 25, 1997. The offering terminated after the sale of all securities that were registered under the Registration Statement. Waldron & Co., Inc. was the managing underwriter of the offering. The Company registered and sold 1,300,000 shares of Common Stock with an aggregate price of $11.7 million. The Company incurred a total of approximately $2.3 million of expenses in connection with the registration and distribution of Common Stock in the offering, of which approximately $1.1 million was paid in underwriting discounts and commissions, approximately $400,000 was paid to the underwriters, Waldron & Co., Inc., for expense reimbursement and approximately $400,000 was paid to third parties for other expenses. Offering proceeds, net of aggregate expenses of approximately $2.3 million, was $9.4 million. As of April 30, 1998 the Company has used approximately $1.6 million of the net offering proceeds for advertising and marketing, approximately $1.7 million for repayment of promissory notes, and approximately $300,000 for repayment of interim loans, approximately $2.9 million for general administrative and working capital expenses paid directly or indirectly to third parties, approximately $1.3 million for capital expenditures and systems architecture development, approximately $50,000 for personnel, and approximately $60,000 for facilities. The Company has not used any of the net offering proceeds for construction of plant, building or facilities; purchases of real estate; or acquisition of other businesses. Except in the form of wages to employees and ordinary business expense reimbursement, none of the net offering proceeds and none of the expenses paid in connection with the registration and distribution of the Common Stock in the offering were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company. With the exception of capital expenditures and systems architecture development along with additional costs associated with the initial public offering, the use of proceeds did not materially change from the use of proceeds described in the prospectus.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      On May 15, 1998, the Company issued Promissory Notes and warrants in connection with the loan of an aggregate of $1,225,000 from a total of seven individual investors. Each investor purchased units with each unit consisting of a Promissory Note in the principal amount of $25,000 bearing interest at an annual rate of 10%, interest and principal payable November 15, 1998, and warrants to purchase 2,500 shares of the Company's Common Stock at an exercise price of $14.00 per share. Each warrant may be exercised for a term of three years. The holders of the warrants were granted "piggyback" registration rights with regard to the shares issuable upon conversion of the warrants.

      Pursuant to the Securities Purchase Agreements (the "Securities Purchase Agreements") dated June 5, 1998 between the Company and each of four investors (the "Investors"), the Company issued 8% Convertible Debentures Due May 31, 2000 (the "Debentures") in the aggregate amount of $1,000,000. Subject to certain restrictions on the ability of the holders of the Debentures to convert, the Debentures will be convertible into shares of the Company's Common Stock, no par value at a conversion price for each share of Common Stock equal to the lower of
(i) the lowest market price for any three trading days selected by the Debenture holder from the thirty trading days prior to the conversion (the "Conversion Price"), or (ii) $16.00 (the "Base Rate"). The holder of the Debenture will receive one warrant to purchase a share of the Company's Common Stock for every two shares issued upon conversion of the Debenture (the "Warrants"). The Warrants will have an exercise price equal to the lessor of (i) 120% of the relevant Conversion Price, or (ii) 125% of the Base Rate. The Warrants expire of June 5, 2003.

      Pursuant to a Registration Rights Agreement entered into between the Company and each of the investors (the "Investors"), the Company agrees to file within 60 days a registration statement to register the shares issuable upon conversion of the Debentures and exercise of the Warrants issued upon such conversion. In the event that such registration statement is not filed, the Company agrees to make payments to the investors. Pursuant to the Securities Purchase Agreements, the Company agreed not to enter into a subsequent or further offer or sale of its Common Stock without the prior written consent of the purchasers of the Debentures for 180 days following the later of (i) the effective date of such registration statement or (ii) the latest of any additional issuance of Debentures to the above Investors.

      On June 15, 1998 the Company entered into an agreement with Ladenburg Thalman & Co., Inc. ("Ladenburg") wherein the Company agreed to retain Ladenburg as its investment banker and financial advisor. In connection therewith, the Company will issue to Ladenburg warrants to purchase 300,000 shares of the

Company's Common Stock at the average market closing price for the thirty days prior to the date of the agreement. Concurrent with this agreement, the company agreed that Waldron & Co., Inc. will no longer represent Shopping.com as its investment banker.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            4.1 Subscription Agreement dated May 15, 1998 between the Company and Carlos Beharie.

            4.2 Unsecured Promissory Note made by the Company payable to Carlos Beharie.

            4.3 Warrant Agreement dated May 15, 1998 between the Company and Carlos Beharie.

            4.4 Subscription Agreement dated May 15, 1998 between the Company and Ray Fisk.

            4.5   Unsecured Promissory Note made by the Company payable to Ray
                  Fisk.

            4.6 Warrant Agreement dated May 15, 1998 between the Company and Ray Fisk.

            4.7 Subscription Agreement dated May 15, 1998 between the Company and Zahra Khiaban.

            4.8 Unsecured Promissory Note made by the Company payable to Zahra Khiaban.

            4.9 Warrant Agreement dated May 15, 1998 between the Company and Zahra Khiaban.

            4.10 Subscription Agreement dated May 15, 1998 between the Company and William Schweitzer.

            4.11 Unsecured Promissory Note made by the Company payable to William Schweitzer.

            4.12 Warrant Agreement dated May 15, 1998 between the Company and William Schweitzer.

            4.13 Subscription Agreement dated May 15, 1998 among the Company and Michael and Mary Kathleen Wiekamp.

            4.14 Unsecured Promissory Note made by the Company payable to Michael and Mary Kathleen Wiekamp.

            4.15 Warrant Agreement dated May 15, 1998 among the Company and Michael and Mary Kathleen Wiekamp.

            4.16 Subscription Agreement dated May 15, 1998 between the Company and Jon Aubry.

            4.17 Unsecured Promissory Note made by the Company payable to Jon Aubry.

            4.18 Warrant Agreement dated May 15, 1998 between the Company and Jon Aubry.

            4.19 Subscription Agreement dated May 15, 1998 between the Company and Tony Nikolich.

            4.20 Unsecured Promissory Note made by the Company payable to Tony Nikolich.

            4.21 Warrant Agreement dated May 15, 1998 between the Company and Tony Nikolich.

            4.22 Securities Purchase Agreement dated as of June 5, 1998 between the Company and each of Burstein & Lindsay Securities Corp., Malso Fund, Ltd., Wayne Invest & Trade, Inc., Chesterfield Capital Resources, Ltd. and Star High Yield Investment Management Corporation.

            4.23 Registration Rights Agreement between the Company and each of Burstein & Lindsay Securities Corp., Malso Fund, Ltd., Wayne Invest & Trade, Inc., Chesterfield Capital Resources, Ltd. and Star High Yield Investment Management Corporation.

            4.24 8% Convertible Debenture Due May 31, 2000 made by the Company payable to Burstein & Lindsay Securities Corp.

            4.25 8% Convertible Debenture Due May 31, 2000 made by the Company payable to Malso Fund, Ltd.

            4.26 8% Convertible Debenture Due May 31, 2000 made by the Company payable to Wayne Invest & Trade, Inc.

            4.27 8% Convertible Debenture Due May 31, 2000 made by the Company payable to Chesterfield Capital Resources, Ltd.

            4.28 8% Convertible Debenture Due May 31, 2000 made by the Registrant payable to Star High Yield Investment Management Corporation.

            9.1 Irrevocable Proxy dated June 1, 1998 from Cyber Depot, Inc. to Frank W. Denny incorporated herein by reference from Exhibit
                  7.1 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

            9.2 Irrevocable Proxy dated June 1, 1998 from Robert J. McNulty to Douglas Hay incorporated herein by reference from Exhibit 7.2 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

            9.3 Irrevocable Proxy dated June 1, 1998 from Robert J. McNulty to Paul J. Hill incorporated herein by reference from Exhibit 7.3 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

            9.4 Irrevocable Proxy dated June 1, 1998 from Robert J. McNulty to Edward F. Bradley incorporated herein by reference from
                  Exhibit 7.4 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

            9.5 Irrevocable Proxy dated June 1, 1998 from Robert J. McNulty to John Markley incorporated herein by reference from Exhibit 7.5 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

            10.1 Employment Agreement between the Company and John H. Markley dated June 1, 1998 incorporated herein by reference from
                  Exhibit 10.20 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

            10.2 Termination and Buy-Out Agreement between the Company and Robert J. McNulty dated June 1, 1998 incorporated herein by reference from Exhibit 10.21 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

            10.3 Consulting Agreement between the Company and Cyber Depot, Inc. dated June 1, 1998 incorporated herein by reference from
                  Exhibit 10.22 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

            10.4 Agreement between the Company and Stilden Co., Inc. dated April 1, 1998. This exhibit corrects the exhibit previously filed as Exhibit 10.23 to Registrant's Current Report on Form 8-K dated June 1, 1998.

            27.1  Financial Data Schedule2/


      (b)   Reports on Form 8-K

            On June 9, 1998, the Company filed with the SEC a current Report on Form 8-K dated June 1, 1998 to report the resignation of Robert J. McNulty from his positions as President and Chief Executive Officer and as a member of the Company's Board of Directors and the appointment of John Markley as President and Chief Executive Officer and as a member of the Board of Directors.


--------
2/ This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                  SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Shopping.com



Date:  June 22, 1998                    By /s/ Kristine E. Webster
                                          ---------------------------------
                                          Kristine E. Webster
                                          Sr. Vice President, Chief Financial
                                          Officer and Treasurer

                                EXHIBIT INDEX



EXHIBIT                                                            SEQUENTIALLY
NUMBER            DESCRIPTION                                     NUMBERED PAGE

4.1  Subscription Agreement dated May 15, 1998 between the Company          47
     and Carlos Beharie.

4.2  Unsecured Promissory Note made by the Company payable to Carlos        51
     Beharie.

4.3  Warrant Agreement dated May 15, 1998 between the Company and           58
     Carlos Beharie.

4.4  Subscription Agreement dated May 15, 1998 between the Company          67
     and Ray Fisk.

4.5  Unsecured Promissory Note made by the Company payable to Ray           71
     Fisk.

4.6  Warrant Agreement dated May 15, 1998 between the Company and           77
     Ray Fisk.

4.7  Subscription Agreement dated May 15, 1998 between the Company          86
     and Zahra Khiaban.

4.8  Unsecured Promissory Note made by the Company payable to Zahra         90
     Khiaban.

4.9  Warrant Agreement dated May 15, 1998 between the Company and           96
     Zahra Khiaban.

4.10 Subscription Agreement dated May 15, 1998 between the Company         105
     and William Schweitzer.

4.11 Unsecured Promissory Note made by the Company payable to              109
     William Schweitzer.

4.12 Warrant Agreement dated May 15, 1998 between the Company and          115
     William Schweitzer.

4.13 Subscription Agreement dated May 15, 1998 among the Company and       124
     Michael and Mary Kathleen Wiekamp.

4.14 Unsecured Promissory Note made by the Company payable to              128
     Michael and Mary Kathleen Wiekamp.

4.15 Warrant Agreement dated May 15, 1998 among the Company and            134
     Michael and Mary Kathleen Wiekamp.

4.16 Subscription Agreement dated May 15, 1998 between the Company         143
     and Jon Aubry.

4.17 Unsecured Promissory Note made by the Company payable to Jon          147
     Aubry.

4.18 Warrant Agreement dated May 15, 1998 between the Company and          153
     Jon Aubry.

4.19 Subscription Agreement dated May 15, 1998 between the Company         162
     and Tony Nikolich.

4.20 Unsecured Promissory Note made by the Company payable to Tony         166
     Nikolich.

4.21 Warrant Agreement dated May 15, 1998 between the Company and          173
     Tony Nikolich.

4.22 Securities Purchase Agreement dated as of June 5, 1998 between        182
     the Company and each of Burstein & Lindsay Securities Corp.,
     Malso Fund, Ltd., Wayne Invest & Trade, Inc., Chesterfield
     Capital Resources, Ltd. and Star High Yield Investment
     Management Corporation.

4.23 Registration Rights Agreement between the Company and each of         219
     Burstein & Lindsay Securities Corp., Malso Fund, Ltd., Wayne
     Invest & Trade, Inc., Chesterfield Capital Resources, Ltd. and
     Star High Yield Investment Management Corporation.

4.24 8% Convertible Debenture Due May 31, 2000 made by the Company         233
     payable to Burstein & Lindsay Securities Corp.

4.25 8% Convertible Debenture Due May 31, 2000 made by the Company         243
     payable to Malso Fund, Ltd.

4.26 8% Convertible Debenture Due May 31, 2000 made by the Company         253
     payable to Wayne Invest & Trade, Inc.

4.27 8% Convertible Debenture Due May 31, 2000 made by the Company         263
     payable to Chesterfield Capital Resources, Ltd.

4.28 8% Convertible Debenture Due May 31, 2000 made by the                 273
     Registrant payable to Star High Yield Investment Management
     Corporation.

9.1 Irrevocable Proxy dated June 1, 1998 from Cyber Depot, Inc. to Frank W. Denny incorporated herein by reference from Exhibit
     7.1 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

9.2 Irrevocable Proxy dated June 1, 1998 from Robert J. McNulty to Douglas Hay incorporated herein by reference from Exhibit 7.2 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

9.3 Irrevocable Proxy dated June 1, 1998 from Robert J. McNulty to Paul J. Hill incorporated herein by reference from Exhibit 7.3 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

9.4 Irrevocable Proxy dated June 1, 1998 from Robert J. McNulty to Edward F. Bradley incorporated herein by reference from Exhibit
     7.4 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

9.5 Irrevocable Proxy dated June 1, 1998 from Robert J. McNulty to John Markley incorporated herein by reference from Exhibit 7.5 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

10.1 Employment Agreement between the Company and John H. Markley dated June 1, 1998 incorporated herein by reference from
     Exhibit 10.20 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

10.2 Termination and Buy-Out Agreement between the Company and Robert J. McNulty dated June 1, 1998 incorporated herein by reference from Exhibit 10.21 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

10.3 Consulting Agreement between the Company and Cyber Depot, Inc. dated June 1, 1998 incorporated herein by reference from
     Exhibit 10.22 to Registrant's Current Report on Form 8-K dated June 1, 1998. (Filed with the SEC on June 9, 1998, File No. 000-29518.)

10.4 Agreement between the Company and Stilden Co., Inc. dated April       283
     1, 1998. This exhibit corrects the exhibit previously filed as
     Exhibit 10.23 to Registrant's Current Report on Form 8-K dated
     June 1, 1998.

27.1 Financial Data Schedule 1/                                            290


--------
1/ This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                                                   EXHIBIT 4.1
                                                                   -----------

THIS SUBSCRIPTION AGREEMENT DOES NOT CONSTITUTE AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY ANY OF THE SECURITIES REFERRED TO HEREIN.


                           SUBSCRIPTION AGREEMENT


Shopping.com
2101 East Coast Highway
Garden level
Corona Del Mar, CA  92625
Attn:  Robert McNulty

            Re:   Prospective Purchase of Notes and Warrants
                  Shopping.com, a California corporation

Gentlemen:

      The undersigned, by signing the Signature Page attached hereto, hereby irrevocably tenders this subscription and applies to purchase 16 units (the "Units") of Shopping.com, a California corporation (the "Company"), at a purchase price of $25,000 per Unit. Each Unit consists of a Promissory Note in the principal amount of $25,000 and warrants to purchase 2,500 shares of the Company's Common Stock, no par value (the "Common Stock"), at an exercise price of $14.00 per share.

      Enclosed, in cash or good funds (in the case of a check, the check should be payable to the order of "Shopping.com") as tender of the purchase price for the Units, is the aggregate amount of $400,000.00 ($25,000 minimum).

      The undersigned hereby acknowledges receipt of a copy of the Company's Annual Report on form 10-KSB for the period ending January 31, 1998 (the "Report"), relating to and describing the terms and conditions of the offer and sale of the Units.

      The undersigned hereby represents and warrants to, and covenants with, the Company as follows, recognizing that the Company will rely to a material degree upon such representations, warranties and covenants, each of which shall survive any acceptance of this subscription in whole or in part by the Company and the issuance and sale of any Units to the undersigned:

      1. All statements made in the Prospective Investor Questionnaire which has been or is concurrently being furnished to the Company by the undersigned continue to be and are true, accurate and complete as of the date hereof.

      2. The undersigned has been informed and is aware that an investment in the Units involves a degree of risk and speculation, and has carefully read and considered the Report in its entirety.

      3. The undersigned confirms that he has been advised that he should rely on, and that he has consulted and relied upon, his own accounting, legal and financial advisors with respect to this investment in the Units. The undersigned and his professional advisor(s) (as defined in Section 260.102.12(g) of the Rules of the California Corporations Commissioner), if any, have been afforded an opportunity to meet with the officers and directors of the Company and to ask and receive answers to any questions about this offering and the proposed business and affairs of the Company, and to obtain any additional information which the Company possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of information provided in the Report, and have therefore obtained, in the judgement of the undersigned and/or his or her professional advisor(s), sufficient information to evaluate the merits and risks of investment in the Units. The undersigned acknowledges and agrees that he/she has had an opportunity to meet and speak with officers or representatives and to ask questions and get answers with respect to the Company and this offering.

      4. The undersigned understands and acknowledges that no federal or state agency has made any finding or determination as to the fairness or suitability for investment in, nor any recommendation or endorsement of, the Company or the Units.

      5. On the basis of the review of the materials and information described above, and relying solely thereon and upon the knowledge and experience of the undersigned and/or his or her professional advisor(s), if any, in business and financial matters, the undersigned has evaluated the merits and risks of investment in the Units and has determined that he or she is both willing and able to undertake the economic risk of this investment.

      6. The Units are being acquired by the undersigned for the personal account of the undersigned for investment and not with a view to, or for resale in connection with, any distribution thereof or of any interest therein, and no one else has any beneficial ownership or interest in the Units being acquired by the undersigned, nor are they to be subject to any lien or pledge. The undersigned has no present obligation, indebtedness or commitment pending, nor is any circumstance in existence which will compel the undersigned to secure funds by the sale, transfer or other distribution of any of the Units or any interest therein or any Stock that may be distributed in respect thereof.

      7. The undersigned understands and agrees that the Units cannot be transferred or assigned that there is and will be no public market therefor, and, accordingly, that it may not be possible for the undersigned readily, if at all, to liquidate this investment in the Units in case of an emergency or otherwise. The undersigned has the net worth, past income and estimated future income set forth in the Prospective Investor Questionnaire, can afford to bear the risks of an investment in the Units, including the risk of losing the entire investment, for an indefinite period of time, and has adequate means of providing for his or her current needs and personal contingencies and has no need for liquidity in this investment.

      8. The undersigned understands and acknowledges that the Units are being offered and sold pursuant to one or more exemptions from the registration and qualification requirements of the Securities Act of 1933 and the California

Corporate Securities Act of 1968, the availability of which depend upon the truth and completeness of the information provided to the Company in the Prospective Investor Questionnaire and the bona fide nature of the foregoing representations and warranties. With such realization, the undersigned hereby authorizes the Company to act as it may see fit in reliance on such information, representations and warranties, including the placement of the following legend on the stock certificate(s) issued to the undersigned in addition to any other legends that may be imposed thereon which, in the reasonable opinion of Company's counsel, may be required by applicable securities laws:

     "THE UNITS REPRESENTED HEREBY HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSIONS UNDER THE SECURITIES ACT OF 1933 OR WITH THE CALIFORNIA DEPARTMENT OF CORPORATIONS UNDER THE CORPORATE SECURITIES LAW OF 1968, AS AMENDED. THE UNITS MAY NOT BE PLEDGED, SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACTS COVERING THE UNITS OR AN OPINION OR QUALIFIED COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED."

      9. The undersigned hereby indemnifies and holds harmless the Company, and its respective officers, directors, shareholders, employees and agents, as the case may be, from and against any and all damages suffered and liabilities incurred by any of them (including costs of investigation and defense and attorneys' fees) arising out of any inaccuracy in the agreements, representations, covenants and warranties made by the undersigned herein.

      10. If the undersigned is purchasing the Units subscribed for hereby in a fiduciary capacity, the above representations and warranties shall be deemed to have been made on behalf of the person or persons for whom the undersigned is so purchasing.

      11. The undersigned hereby acknowledges and agrees that the undersigned is not entitled to cancel, terminate or revoke this subscription or any agreements of the undersigned hereunder and that such subscription and agreements shall survive the death or disability of the undersigned.

      12. The undersigned understands and acknowledges that this subscription may be accepted or rejected by the Company in its sole discretion, together with a completed and executed Prospective Investor Questionnaire and all information required by the provisions hereof and payment of the full amount of the subscription price for the Units subscribed for. Any amounts tendered in excess of the total payable as the purchase price for Units as to which this subscription has been accepted will thereafter be delivered to the undersigned as soon as is practicable, all as described in the Confidential Private Placement Memorandum. The Company shall signify its rejection by returning to the undersigned this Subscription Agreement and all funds (without interest or deduction) submitted by the undersigned.

      NEITHER THE COMPANY, NOR ANY OFFICER, DIRECTOR, SHAREHOLDER, EMPLOYEE OR AGENT OF ANY OF THEM SHALL BE LIABLE TO ANY PERSON FOR THE REJECTION, IN WHOLE OR IN PART, OF ANY OFFER TO SUBSCRIBE TO PURCHASE UNITS, NOTWITHSTANDING THAT THE UNDERSIGNED MAY OTHERWISE BE QUALIFIED AS A PROSPECTIVE INVESTOR.

      13. If, prior to the sale of any Units to the undersigned, there is a material change in die undersigned's investment intention as expressed herein, or if there occurs any change which would make either the representations or warranties made by the undersigned herein or the information provided by the undersigned in the Prospective Investor Questionnaire materially untrue or misleading, the undersigned agrees to immediately so notify the Company, and any prior acceptance of the subscription of the undersigned shall be voidable at the option of the Company.

      IN WITNESS WHEREOF, the undersigned executes and agrees to be bound by this Subscription Agreement by executing the Signature Page attached hereto on the date therein indicated.
                               SIGNATURE PAGE
                     (All information must be completed)

Date:  May 15, 1998

/s/ Carlos Beharie          $400,000           40,000             $400,000
-----------------------     --------           ------             ---------
Signature of Purchaser      Purchase Price   # of Warrants    Total $ Investment


/s/ Joan Beharie                        Carlos Beharie and Joan Beharie
-----------------------------------     --------------------------------
Signature of Joint Owner  (if any)      Name(s) of Purchaser (Print)

If Joint Ownership, check one:
                                        Residence Address:
    X       Joint Tenants, with         -----------------
  -----     Right of Survivorship       583 Cherry Hill Road
                                        Princeton, New Jersey  08540-7612
  _____   Tenants in Common
                                                      ###-##-####
  _____   Community Property            ---------------------------------------
                                        Social Security No. or Taxpayer I.D. No.



ACCEPTED AND AGREED:

SHOPPING.COM


By  /s/ Robert J. McNulty
    ------------------------------
    Robert J. McNulty, Chief Executive Officer



Date:  May __, 1998

                                                                  EXHIBIT 4.2
                                                                  -----------


                          UNSECURED PROMISSORY NOTE


$400,000.00              CORONA DEL MAR, CALIFORNIA             MAY 15, 1998


      1.    PRINCIPAL.

            FOR VALUE RECEIVED, the undersigned, SHOPPING.COM ("Maker"), promises to pay to Dr. Carlos Beharie ("Payee"), or order, at 2101 East Coast Highway, Corona Del Mar, CA 92625 or such other place as the holder of this Note shall specify, in lawful money of the United States of America, the principal amount of FOUR HUNDRED THOUSAND DOLLARS ($400,000.00), together with interest at the rate of ten percent (10%) per annum, payable as hereinafter provided.

      2. PAYMENT OF PRINCIPAL AND INTEREST.

            All principal of and interest accruing on this Note shall be due and payable six months from the date of this Note.

            Interest shall be calculated on the unpaid principal balance of this Note on the basis of a year of 360 days and the actual number of days elapsed until payment, unless such calculation would result in a usurious rate, in which case interest shall be calculated on the basis of a year of 365 or 366 days, as the case may be. Interest shall accrue and be payable under this Note whether or not Maker, or Maker's successors or assigns, should avail themselves of the protection of the United States bankruptcy laws. From and after the occurrence of an "event of default" as set forth in Section 7 hereof, interest shall continue to accrue on the unpaid principal balance of this Note at the same interest rate as set forth in Section 1 of this Note.

      3.    PREPAYMENT.

            A. This Note may be prepaid at any time or from time to time, in whole or in part, without penalty.

            B. Each such prepayment shall include all interest then accrued but unpaid on this Note.

            C. Any partial prepayment of the outstanding principal balance shall in no way release, discharge or affect the obligation of the Maker to continue to make any other payments of principal or interest provided for herein until this Note is paid in full.

      4.    APPLICATION OF PAYMENTS.

            Each payment on this Note (whether made when due or otherwise) shall be credited first, to late charges, fees and other charges due, including collection costs and attorneys' fees, second against interest then due, and the remainder of such payment shall be credited against the unpaid principal.

      5.    WAIVER.

            Maker and all endorsers, guarantors and all persons liable, or to become liable on this Note (each hereinafter referred to in this Section as the "Applicable Party"), jointly and severally, waive presentment, protest and demand, notice of protest, demand, dishonor and nonpayment of this Note, notice of acceleration, notice of intent to accelerate, and any and all other notices or matters of a like nature, and consent to any and all renewals and extensions of the fine of payment hereof. Each Applicable Party agrees that at any time and from time to time, without notice, (i) the terms of payment herein, or (ii) the terms of any guaranty of this Note, or (iii) the security described in any documents at any time securing this Note, may be modified, increased, changed or exchanged, in whole or in part, without in any way affecting the liability of any Applicable Party.

      6.    LATE CHARGE.

            If any payment of interest and/or principal hereunder is not received by Payee within ten (10) days after the due date thereof, Maker agrees to pay Payee a late charge equal to five percent (5%) of the unpaid amount. Maker acknowledges that it would be extremely difficult to fix Payee's actual damages for the failure of Maker to timely pay any amount due under this Note. Accordingly, such late charge shall be deemed to be Payee's damages for any such late payment, provided that such late charge shall not limit Payee's right to compel prompt performance by Maker or to exercise other remedies available to Payee.

      7.    DEFAULT BY MAKER.

            Any one or more of the following shall constitute an "Event of Default" by Maker under the terms of this Note:

            A. If Maker fails to pay any payment, whether at maturity or otherwise, of principal and/or interest upon the due date thereof.

            B. If Maker defaults in the performance or observance of any of the covenants, conditions or agreements set forth in this Note.

            C. If Maker institutes proceedings to be adjudicated a voluntary bankrupt; consents to the filing of a bankruptcy proceeding against Maker; files or consents to filing of a petition or answer or consent seeking reorganization under the federal bankruptcy laws or any other similar applicable federal or state law; consents to the appointment or a receiver of liquidator or trustee or assignee in bankruptcy or insolvency of the Maker or a substantial part of Maker's property; an assignment for the benefit of creditors is made by the Maker; or Maker admits in writing of Maker's inability to pay Maker's debts generally as they become due.

      8.    REMEDIES UPON DEFAULT.

            If an Event of Default occurs, at the option of Payee, and upon written demand, the Payee may accelerate the due date of this Note and declare the entire outstanding principal balance hereof, including all fees and costs (if any), and accrued but unpaid interest, immediately due and payable in full.

            Each of the options, rights and remedies provided herein or available at law or in equity which may be exercised by Payee may be exercised separately or concurrently with any one or more other options, rights or remedies available to Payee. Failure to exercise any option, right or remedy shall not constitute a waiver of the right of the Payee to exercise such option, right or remedy in the event of or with respect to any prior, subsequent or concurrent transaction or occurrence of the same or a different kind or character.

      9.    ATTORNEYS' FEES.

            Maker agrees to pay all costs of collection or enforcement of this Note when incurred, including, but not limited to, reasonable attorneys' fees. If any suit or action is instituted to enforce this Note, Maker promises to pay, in addition to the costs and disbursements allowed by law, such sum as the court may adjudge as reasonable attorneys' fees in such suit or action. Maker shall also pay all reasonable attorneys' fees and costs incurred by Payee in connection with any modification, amendment or consent related to any renegotiation or modification of this Note.

      10.   SEVERABILITY.

            Every provision of this Note is intended to be severable. If any term or provision hereof is declared by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the balance of the terms and provisions hereof, which terms and provisions shall remain binding and enforceable.

      11.   GOVERNING LAW.

            This Note shall be governed by and construed in accordance with the laws of the State of California.

      12.   NOTICES.

            All notices, statements or demands shall be in writing and shall be served in person, by telegraph, by express mail, by certified mail or by private overnight delivery. Service shall be deemed conclusively made (i) at the time of service, if personally served, (ii) at the time (as confirmed in writing by the telegraphic agency) of delivery thereof to the addressee, if served telegraphically, (iii) twenty-four (24) hours (exclusive of weekends and national holidays) after deposit in the United States mail, properly addressed and postage prepaid, if served by express mail, (iv) five (5) calendar days after deposit in the United States mail, properly addressed and postage prepaid, return receipt requested, if served by certified mail, (v) twenty-four (24) hours after delivery by the party giving the notice, statement or demand to the private overnight deliverer, if served by private overnight delivery and (vi) at the time of electronic transmission, if a copy of such notice is mailed within twenty-four (24) hours after the transmission.

            Any notice or demand to Maker shall be given to:

                        Robert J. McNulty
                        Shopping.com
                        2101 E. Coast Hwy., Garden Level
                        Corona del Mar, California  92625

            Any notice or demand to Payee shall be given to:

                        Dr. Carlos Beharie
                        583 Cherry Hill Road
                        Princeton, New Jersey  08540-7612
            and with a copy to:

                        Barry D. Falk, Esq.
                        JEFFERS, WILSON, SHAFF & FALK, LLP
                        18881 Von Karman Avenue, Suite 1400
                        Irvine, California  92612
                        FAX No.: (949) 660-7799

            Any party hereto may change its address for the purpose of receiving notices, demands or other communications as herein provided by a written notice given in the manner aforesaid to the other party or parties hereto.

      13.   SUCCESSOR AND ASSIGNS.

            All the terms and provisions of this Note shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

      14.   ASSIGNABILITY.

            Maker's obligation hereunder are nontransferable and nonassignable without the prior written consent of Payee.

      15.   AMENDMENT.

            Neither this Note nor any term or provision hereof may be modified, amended or altered except by a written instrument approved by Payee and signed by Maker.

      16.   HEADINGS.

            Headings at the beginning of each numbered Paragraph of this Note are intended solely for convenience and are not to be deemed or construed to be a part of this Note.

      17.   PURPOSE OF LOAN.

            The proceeds of this Note are to be used by Maker exclusively for business purposes, and not for personal, family or household purposes.

      18. TIME OF THE ESSENCE.

            TIME IS EXPRESSLY DECLARED TO BE THE ESSENCE of each obligation of the Maker hereunder and in all matters concerning this Note, including all acts or things to be done or performed in connection herewith, and specifically of every provision of this Note in which time is an element.

      19.   COMPLIANCE WITH USURY LAWS.

            Maker and Payee intent to comply with all applicable usury laws. In fulfilling this intention, all agreement between Maker and Payee are expressly limited so that the amount of interest paid or agreed to be paid to Payee for the use, forbearance, or detention of money under this Note shall not exceed the maximum amount permissible under applicable law.

            If for any reason payment of any amount required under this Note shall be prohibited by law, then the obligation shall be reduced to the maximum allowable bylaw. If for any reason Payee receives as interest an amount that would exceed the highest lawful rate, then the amount which would constitute excessive interest shall be applied to the reduction of the principal of this Note and not to the payment of interest. If any conflict arises between this provision and any provision of any other agreement between Maker and Payee, then this provision shall control.

      20.   LEGAL REPRESENTATION.

            Maker agrees and represents that such party has been represented by such party's own legal counsel with regard to all aspects of this Note, or if such party is acting without legal counsel, that such party has had adequate opportunity and has been encouraged to seek the advice of such party's own legal counsel prior to the execution of this Agreement.

      21.   JURISDICTION.

            Any action whatsoever brought upon or relating to this Note shall be instituted and prosecuted in the state courts of California, County of Orange, or the federal district court therefore, and each party waives the right to change the venue. The parties hereto further consent to accept service of process in any such action or proceeding by certified mail, return receipt requested.

"MAKER"                                      "PAYEE"

SHOPPING.COM                              CARLOS BEHARIE


By  /s/ Robert J. McNulty                 By  /s/ Carlos Beharie
    --------------------------------          --------------------------------
    Robert J. McNulty                         Carlos Beharie          5/15/98

Title:  President and Chief Executive
        Officer                           By  /s/ Joan H. Beharie
                                              --------------------------------
                                              Joan H. Beharie         5/15/98

                                                                  EXHIBIT 4.3
                                                                  -----------

                                SHOPPING.COM
                              WARRANT AGREEMENT


THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF
1933, AS AMENDED, OR ANY STATE SECURITIES LAWS.  THIS WARRANT MAY
NOT BE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS
AN EXEMPTION THEREFROM IS AVAILABLE.

      This Warrant Agreement (this "Agreement") is entered into as of 15th day of May, 1998 by and between, SHOPPING.COM, a California corporation (the "Company"), and Carlos Beharie (the "Holder").

                                  RECITALS

      WHEREAS, the Company has agreed to grant to Holder warrants to purchase 40,000 shares of Company Common Stock in exchange and in consideration for good and valuable goods and services.

      NOW, THEREFORE, BE IT RESOLVED, the parties agree hereto as follows:

      1.    Description, Execution.

            (a) The Company agrees to issue to the Holder and the Holder agrees to accept the Warrant Certificate evidencing the right to purchase shares of the Company common stock at an initial purchase price of Fourteen Dollars ($14.00) per Share as to which the Warrant is exercisable. The Warrant Certificate shall be substantially in the form annexed hereto as Exhibit A.

            (b) This Agreement shall be executed on behalf of the Company by its President Upon delivery of this Warrant to the Holder, this Agreement shall be binding upon the Company, and the Holder shall be entitled to all the benefits set forth herein.

      2. Term of Warrant. The Warrant shall become exercisable at any time after the date hereof, and remain exercisable, subject to the conditions set forth in
Section 3 until the close of business on May 15, 2001 (the "Expiration Date").

      3.    Exercise of Warrant.

            (a) Subject to (b) below, at any time until the Expiration Date, the Holder shall have the right to purchase from the Company (and the Company shall promptly issue to the Holder) one fully-paid and nonassessable share of Common Stock at the Exercise Price (as defined below) for each Warrant, by surrendering the appropriate Warrant Certificate and the Subscription Form attached hereto to the Company at its executive offices and paying the aggregate Exercise Price for the sham to be purchased, in cash, by check or by cancellation of indebtedness.

            (b) The Warrant may be exercised in whole and in part but not in increments of less than 100 shares. In case of a partial exercise, the Warrant Certificate shall be surrendered and a new Warrant Certificate of the same tenor and for the purchase of the number of sham not purchased upon such partial exercise shall be issued by the Company to the Holder hereof. The Warrants shall be deemed to have been exercised immediately prior to the close of business on the date of their surrender for exercise as provided above, and the person or entity entitled to receive the shares of Common Stock issuable upon the exercise shall be treated for all purposes as the holder of such shares of record as of the close of business on such date. Prior to any such exercise, neither the Holder nor any person entitled to receive shares issuable upon exercise shall be or have any of the rights of a shareholder of the Company. No adjustment shall be made for dividends or other stockholder rights for which the record date is prior to the date of exercise. As soon as practicable on or after such date, the Company shall issue in the name of, and deliver to the person or persons entitled to receive, a certificate or certificates for the full number of shares of Common Stock issuable upon such exercise.

      4. Exercise Price. The initial Exercise Price for each share of Common Stock issuable pursuant to the Warrant shall be Fourteen Dollars ($14.00) per Share, adjusted as provided below. The Exercise Price may be paid, in cash, cashier's check or by cancellation of indebtedness from the Company to the Holder.

      5. Adjustment of Warrant Price and Number of Shares of Common Stock. The number and kind of securities purchasable upon the exercise of the Warrants and the Exercise Price shall be subject to adjustment from time to time upon the happening of certain events, as follows:

      5.1 Adjustments. The Exercise Price of the Warrant shall be subject to adjustment as follows:

            (a) In case the Company shall issue rights, options, warrants or convertible securities to all or substantially all holders of its Common Stock, without any charge to such holders, entitling the holder thereof to subscribe for or purchase Stock at a price per share which is lower at the date of issuance of such rights, options, warrants or securities than the then Current Fair Market Value (as defined in Section 7 hereof), the price of shares of Stock thereafter purchasable upon the exercise of the Warrant shall be reduced to a price equal to an amount which would entitle the Holder to receive the same number of shares of Common Stock and other securities that he would have received had he exercised the Warrants immediately prior to such issuance.

            (b) For the purpose of this Section 5, the term "Common Stock" shall mean (i) the class of stock designated as the Common Stock of the Company at the date of this Agreement, or (ii) any other claw of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value.

      5.2 No Adjustment for Dividends. Except as provided in Section 5.1 hereof, no adjustment in respect of any dividends or distributions out of earnings shall be made during the term of a Warrant or upon the exercise of a Warrant.

      5.3 No Adjustment in Certain Cases. No adjustments shall be made pursuant to Section 5 hereof in connection with the grant or exercise of presently authorized or outstanding options to purchase Common Stock under the Company's existing stock option plan or the exercise of presently outstanding warrants to purchase Common Stock.

      5.4 Preservation of Purchase Price upon Reclassification, Consolidation, etc. In case of any consolidation of the Company with or merger of the Company into another corporation or in case of any sale or conveyance to another corporation of the property, assets or business of the Company as an entirety or substantially as an entirety, the Company or such successor or purchasing corporation, as the case may be, shall execute with the Holder an agreement that the Holder shall have the right thereafter, upon payment of the Exercise Price in effect immediately prior to such action, to purchase, upon exercise of each Warrant, the kind and amount of shares and other securities and property which it would have owned or have been entitled to receive after the occurrence of such consolidation, merger, sale or conveyance had each Warrant been exercised immediately prior to such action. In the event of a merger described in Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended, in which the Company is the surviving corporation, the right to purchase sham of Common Stock under the Warrant shall terminate on the date of such merger and thereupon the Warrant shall become null and void, but only if the controlling corporation shall agree to substitute for the Warrant its warrant which entitle the holders thereof to purchase upon their exercise the kind and amount of shares and other securities and property which they would have owned or been entitled to receive had the Warrant been exercised immediately prior to such merger. Any such agreements referred to in this Subsection 5.4 shall provide for adjustments, which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 5 hereof. The provisions of this Subsection 5.4 shall similarly apply to successive consolidations, mergers, sales or conveyances.

      6.    Registration Rights.

      6.1 Definitions.

            (a) "Commission" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act of 1933, as amended (the "Securities Act").

            (b) "Registrable Securities" shall mean (x) shares of Common Stock issuable upon exercise of the Warrants and (y) any Common Stock issued as a dividend or other distribution with respect to or in exchange for or in replacement of the shares referenced in (x) above, provided, however, that Registrable Securities shall not include any shares of Common Stock which have previously been registered or which have been sold to the public.

            (c) The terms "register," "registered" and "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act and applicable rules and regulations thereunder, and the declaration or ordering of the effectiveness of such registration statement.

            (d) "Registration Expenses" shall mean all expenses incurred in effecting any registration pursuant to this Agreement, including, without limitation, all registration, qualification, and filing fees, printing expenses, escrow fem fees and disbursements of counsel for the Company, blue sky fees and expenses of any regular or special audits incident to or required by any such registration, but shall not include selling expenses and fees and disbursements of counsel for the Holder.

            (e) "Rule 144" shall mean Rule 144 as promulgated by the Commission under the Securities Act as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

            (f) "Rule 145" shall mean Rule 145 as promulgated by the Commission under the Securities Act, as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

      6.2 "Piggyback" Registration. If the Company shall determine to register any of its shares of Common Stock in a firm commitment public offering for its own account, other than a registration relating solely to employee benefit plans, or a registration relating solely to a Rule 145 transaction on Form S-4, or a registration on any registration form that does not permit secondary sales, the Company will:

            (a)   promptly give to Holder written notice thereof,

            (b) use its best efforts to include in such registration (and any related qualification under the blue sky laws or other compliance), except as set forth in Section 6.3 below, and in any underwriting involved therein, all the Registrable Securities specified in a written request or requests, made by Holder within Twenty (20) days after the written, notice from the Company described in clause 6.2(a) above is given. Such written request may specify all or a part of Holder's Registrable Securities; and

            (c) pay all Registration Expenses, other than the selling expenses of Holder's Registrable Securities.

      6.3 Underwriting. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shaft so advise the Holder as a part of the written notice. In such event, the right of the Holder to registration pursuant to this Section 6 shall be conditioned upon Holder's participation in such underwriting and the inclusion of the Holder's Registrable Securities in the underwriting to the extent provided herein. The Holder shall (together with the Company) enter into an underwriting agreement in customary form with the representative of the underwriter of underwriters selected by the Company.

      6.4 Exclusion of Registrable Securities. Notwithstanding any other provisions of this Section 6, if the representative of the underwriters advises the Company that marketing factors require a limitation on the number of shares to be underwritten, the representative may (subject to the limitations set forth below) exclude all Registrable Securities from, or limit the number of Registrable Securities to be included in, the registration and underwriting. The Company shall so advise the Holder, and the number of shares of securities that are entitled to be included in the registration and underwriting shall be allocated first to the Company for securities being sold for its own account and thereafter to the Holder, pro rata with any other holders of Common Stock having registration rights. If the Holder does not agree to the terms of any such underwriting, he shall be excluded therefrom by written notice from the Company or the underwriter. Any Registrable Securities or other securities excluded or withdrawn from such underwriting shall be withdrawn from such registration.

            If shares are so withdrawn from the registration or if the number of shares of Registrable Securities to be included in such registration was previously reduced as a result of marketing factors, the Company shall then offer to all persons who have retained the right to include securities in the registration the right to include additional securities in the registration in an aggregate amount equal to the number of sham so withdrawn, with such sham to be allocated among the persons requesting additional inclusion pro rata amongst those persons requesting inclusion.

      6.5 Registration Procedures. In the case of each registration effected by the Company pursuant to Section 6, the Company will keep Holder advised in writing as to the initiation of each registration and as to the completion thereof, at its expense, the Company will use its best efforts to:

            (a) Keep such registration effective for a period of one hundred twenty (120) days or until the Holder has completed the distribution described in the registration statement relating thereto, whichever first occurs; provided, however, that (x) such 120-days period shall be extended for a period of time equal to the period the Holder refrains from selling any securities included in such registration at the request of an underwriter of Common Stock (or other securities) of the Company; and (y) in the case of any registration of Registrable Securities on Form S-3 which are intended to be offered on a continuous or delayed basis, such 120-day period shall be extended, if necessary, to keep the registration statement effective until all such Registrable Securities are sold, provided that Rule 145, or any successor rule under the Securities Act, permits an offering on a continuous or delayed basis, and provided further that applicable rules under the Securities Act governing the obligation to file a post-effective amendment permit, in lieu of filing a post-effective amendment that (I) includes any prospectus required by Section 10(a)(3) of the Securities Act or (II) reflects facts or events representing a material or fundamental change in the information set forth in the registration statement, the incorporation by reference of information required to be included in (I) and (II) above to be contained in periodic reports filed pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 in the registration statement.

            (b) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

            (c) Furnish such number of prospectuses and other documents incident thereto, including any amendment of or supplement to the prospectus, as the Holder from time to time may reasonably request;

            (d) Notify the Holder at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement; as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing, and at the request of Holder, prepare and furnish to the Holder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing;

            (e) Cause all such Registrable Securities registered pursuant hereunder to be listed on each securities exchange on which similar securities issued by the Company are then listed;

            (f) Provide a transfer agent and registrar for all Registrable Securities registered, pursuant to such registration statement and a CUSIP number for all such Registrable Securities, in each case not later than the effective date of such registration; and

            (g) Otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first month after the effective date of the Registration Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act.

      7.    Fractional Shares; Issuance of Shares; Legends.

      7.1 Fractional Shares. The Company shall not be required to issue fractional shares of Company Common Stock an the exercise of a Warrant if any fraction of a share of Stock would, except for the provisions of this Section 6, be issuable on the exercise of a Warrant (or specified portion thereof), the Company shall in lieu thereof pay an amount in cash equal to the then Current Fair Market Value, multiplied by such fraction. For purposes of this Agreement, the term "Current Fair Market Value" shall mean (i) if the Common Stock is traded in the over-the-counter market and not in the NASDAQ Small Cap Market or the National Market nor on any national securities exchange, the average of the per share closing bid prices of the Common Stock on the 10 consecutive trading days immediately preceding the date in question, as reported by NASDAQ or an equivalent generally accepted reporting service, or (ii) if the Common Stock is traded in the NASDAQ Small Cap Market or the National Market or on a national securities exchange, the average for the 10 consecutive trading days immediately preceding the date in question of the daily per share closing prices of the Common Stock in the NASDAQ Small Cap Market or the National Market or on the principal stock exchange an on which it is listed, as the case may be or (iii) if the class of Stock is not publicly traded or quoted, the fair market value as determined by the Board of Directors of the Company based on (with appropriate adjustments) the most recent purchases of the Company's Stock and/or other relevant factors including the Company's income and assets or evaluation reports received by the Company.

      7.2 Issuance of Shares. All shares of Stock issued upon exercise of a Warrant will be duly authorized, validly issued, fully paid and nonassessable.

      7.3 Legends. If the Stock to be issued upon exercise of this Warrant has not been registered under the Securities Act of 1933, as amended, then the stock certificates representing such shares of Common Stock shall bear a legend substantially in the following form:

      THE SHARES OF STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR APPLICABLE STATE SECURITIES LAWS AND ARE RESTRICTED SECURITIES. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER THE ACT AND STATE SECURITIES LAWS.

      8. Transferability. The Warrant or the Shares of Company Common Stock underlying the Warrant shall not be transferred, and the Company shall not be required to register any transfer on the books of the Company, unless the Company shall have been provided with an opinion of counsel satisfactory to it prior to such transfer that registration under the Securities Act and applicable state securities laws is not required in connection with the transaction resulting in such transfer. Each new Warranty or Company Common Stock certificate issued upon any transfer as above provided shall bear an appropriate investment legend, except that such Warrant or Company Common Stock certificate shall not bear such restrictive legend if the opinion of counsel referred to above is to further effect that such legend is not required in order to establish compliance with the provisions of the Securities Act or if such transfer is made in accordance with the provisions of Rule 144(k) promulgated under the Securities Act. The Warrant may also be transferred by will or devise and by the laws of descent.

      Any attempt to transfer, sell or otherwise dispose of this Warrant (except as provided above) shall be void and shall not convey any rights or privileges to the transferee.

      9.    Miscellaneous.

      9.1   Notices.

            All notices, requests, demand and other communications required Or Permitted to be given hereunder shall be deemed to have been duly given if in writing and delivered personally, given by prepaid telegram, or mailed first class, postage prepaid, registered or certified mail, return receipt requested, to the following addresses:

            If to the Company:      SHOPPING.COM
                                    2101 E. Coast Hwy., Garden Level
                                    Corona del Mar, California 92625
                                    Attention: Mr. Robert J. McNulty

            With a copy to:         Jeffers, Wilson, Shaff & Falk, LLP

                                    18881 Von Karman Avenue, Suite 1400
                                    Irvine, California 92612
                                    Attention: Barry D. Falk, Esq.

            If to the Holder:       Dr. Carlos Beharie
                                    583 Cherry Hill Road
                                    Princeton, New Jersey 08540-7612

            Any party may change the address to which such communications are to be directed to it by giving written notice to the other party. Except as otherwise provided in this Warrant, all notices shall be deemed to be given when delivered in person, or if placed in the mail as aforesaid, then two (2) days thereafter.

      9.2 Modifications. The parties may, by mutual consent, amend, modify, supplement and waive any right under this Warrant in any manner agreed by them in writing at any time.

      9.3 Entire Agreement. This Agreement, and any documents, instruments or agreements specifically referred to herein, set forth the entire agreement and understanding of the parties with respect to the transactions contemplated hereby and supersede all Prior agreements, arrangements and understandings relating to the subject matter hereof.

      9.4 Headings. The section and paragraph headings contained in this Agreement am for convenient reference only, and shall not in any way affect the meaning or interpretation hereof.

      9.5 Governing Law; Arbitration. This Agreement shall be governed by and construed in accordance with the laws of the State of California, without any regard to the choice of law provisions thereof. Any dispute arising under this Agreement shall be resolved by binding arbitration under the rules of commercial arbitration of the American Arbitration Association in Orange County, California.

      9.6 Severability. If any provision of this Agreement shall be hold to be invalid, illegal or unenforceable, it shall be deemed severable from the remaining provisions of this Agreement which shall remain in full force and effect.

      9.7 Waiver. No waiver of any provision of this Agreement or any breach thereof shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar) or any other breach hereunder nor shall such waiver constitute a continuing waiver. Either party may waive performance of any provision of this Agreement, the nonperformance of which would otherwise constitute a breach of this Agreement including but not limited to the nonperformance of any condition precedent to such party's performance, without affecting the enforceability of this Agreement or the provisions contained herein.

      9.8 Heirs; Successors and Assigns. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective heirs, successors and assigns of the parties hereto. Holders may transfer and assign the Warrants only as provided in Section 7 and any assignment in violation of the foregoing shall be void.

      9.9 Attorneys' Fees. If any legal action is instituted to enforce or interpret the terms of this Agreement, the prevailing party in such action shall be entitled to actual attorneys' fees in addition to any other relief to which the party is entitled.

      IN WITNESS WHEREOF, the parties have executed this instrument as of the date first written above.

                                   SHOPPING.COM,  A CALIFORNIA CORPORATION


                                   By:   /s/ Robert J. McNulty
                                         ---------------------------------
                                         Robert J. McNulty, President



                                   "HOLDER"


                                   /s/ Carlos Beharie                 5/15/98
                                   ------------------------------------------
                                   Carlos Beharie


                                   /s/ Joan H. Beharie                5/15/98
                                   ------------------------------------------
                                   Joan H. Beharie

                                                                  EXHIBIT 4.4
                                                                  -----------

THIS SUBSCRIPTION AGREEMENT DOES NOT CONSTITUTE AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY ANY OF THE SECURITIES REFERRED TO HEREIN.


                           SUBSCRIPTION AGREEMENT


Shopping.com
2101 East Coast Highway
Garden level
Corona Del Mar, CA  92625
Attn:  Robert McNulty

            Re:   Prospective Purchase of Notes and Warrants
                  Shopping.com, a California corporation

Gentlemen:

      The undersigned, by signing the Signature Page attached hereto, hereby irrevocably tenders this subscription and applies to purchase 16 units (the "Units") of Shopping.com, a California corporation (the "Company"), at a purchase price of $25,000 per Unit. Each Unit consists of a Promissory Note in the principal amount of $25,000 and warrants to purchase 2,500 shares of the Company's Common Stock, no par value (the "Common Stock"), at an exercise price of $14.00 per share.

      Enclosed, in cash or good funds (in the case of a check, the check should be payable to the order of "Shopping.com") as tender of the purchase price for the Units, is the aggregate amount of $50,000.00 ($25,000 minimum).

      The undersigned hereby acknowledges receipt of a copy of the Company's Annual Report on form 10-KSB for the period ending January 31, 1998 (the "Report"), relating to and describing the terms and conditions of the offer and sale of the Units.

      The undersigned hereby represents and warrants to, and covenants with, the Company as follows, recognizing that the Company will rely to a material degree upon such representations, warranties and covenants, each of which shall survive any acceptance of this subscription in whole or in part by the Company and the issuance and sale of any Units to the undersigned:

      1. All statements made in the Prospective Investor Questionnaire which has been or is concurrently being furnished to the Company by the undersigned continue to be and are true, accurate and complete as of the date hereof.

      2. The undersigned has been informed and is aware that an investment in the Units involves a degree of risk and speculation, and has carefully read and considered the Report in its entirety.

      3. The undersigned confirms that he has been advised that he should rely on, and that he has consulted and relied upon, his own accounting, legal and financial advisors with respect to this investment in the Units. The undersigned and his professional advisor(s) (as defined in Section 260.102.12(g) of the Rules of the California Corporations Commissioner), if any, have been afforded an opportunity to meet with the officers and directors of the Company and to ask and receive answers to any questions about this offering and the proposed business and affairs of the Company, and to obtain any additional information which the Company possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of information provided in the Report, and have therefore obtained, in the judgement of the undersigned and/or his or her professional advisor(s), sufficient information to evaluate the merits and risks of investment in the Units. The undersigned acknowledges and agrees that he/she has had an opportunity to meet and speak with officers or representatives and to ask questions and get answers with respect to the Company and this offering.

      4. The undersigned understands and acknowledges that no federal or state agency has made any finding or determination as to the fairness or suitability for investment in, nor any recommendation or endorsement of, the Company or the Units.

      5. On the basis of the review of the materials and information described above, and relying solely thereon and upon the knowledge and experience of the undersigned and/or his or her professional advisor(s), if any, in business and financial matters, the undersigned has evaluated the merits and risks of investment in the Units and has determined that he or she is both willing and able to undertake the economic risk of this investment.

      6. The Units are being acquired by the undersigned for the personal account of the undersigned for investment and not with a view to, or for resale in connection with, any distribution thereof or of any interest therein, and no one else has any beneficial ownership or interest in the Units being acquired by the undersigned, nor are they to be subject to any lien or pledge. The undersigned has no present obligation, indebtedness or commitment pending, nor is any circumstance in existence which will compel the undersigned to secure funds by the sale, transfer or other distribution of any of the Units or any interest therein or any Stock that may be distributed in respect thereof.

      7. The undersigned understands and agrees that the Units cannot be transferred or assigned that there is and will be no public market therefor, and, accordingly, that it may not be possible for the undersigned readily, if at all, to liquidate this investment in the Units in case of an emergency or otherwise. The undersigned has the net worth, past income and estimated future income set forth in the Prospective Investor Questionnaire, can afford to bear the risks of an investment in the Units, including the risk of losing the entire investment, for an indefinite period of time, and has adequate means of providing for his or her current needs and personal contingencies and has no need for liquidity in this investment.

      8. The undersigned understands and acknowledges that the Units are being offered and sold pursuant to one or more exemptions from the registration and qualification requirements of the Securities Act of 1933 and the California

Corporate Securities Act of 1968, the availability of which depend upon the truth and completeness of the information provided to the Company in the Prospective Investor Questionnaire and the bona fide nature of the foregoing representations and warranties. With such realization, the undersigned hereby authorizes the Company to act as it may see fit in reliance on such information, representations and warranties, including the placement of the following legend on the stock certificate(s) issued to the undersigned in addition to any other legends that may be imposed thereon which, in the reasonable opinion of Company's counsel, may be required by applicable securities laws:

     "THE UNITS REPRESENTED HEREBY HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSIONS UNDER THE SECURITIES ACT OF 1933 OR WITH THE CALIFORNIA DEPARTMENT OF CORPORATIONS UNDER THE CORPORATE SECURITIES LAW OF 1968, AS AMENDED. THE UNITS MAY NOT BE PLEDGED, SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACTS COVERING THE UNITS OR AN OPINION OR QUALIFIED COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED."

      9. The undersigned hereby indemnifies and holds harmless the Company, and its respective officers, directors, shareholders, employees and agents, as the case may be, from and against any and all damages suffered and liabilities incurred by any of them (including costs of investigation and defense and attorneys' fees) arising out of any inaccuracy in the agreements, representations, covenants and warranties made by the undersigned herein.

      10. If the undersigned is purchasing the Units subscribed for hereby in a fiduciary capacity, the above representations and warranties shall be deemed to have been made on behalf of the person or persons for whom the undersigned is so purchasing.

      11. The undersigned hereby acknowledges and agrees that the undersigned is not entitled to cancel, terminate or revoke this subscription or any agreements of the undersigned hereunder and that such subscription and agreements shall survive the death or disability of the undersigned.

      12. The undersigned understands and acknowledges that this subscription may be accepted or rejected by the Company in its sole discretion, together with a completed and executed Prospective Investor Questionnaire and all information required by the provisions hereof and payment of the full amount of the subscription price for the Units subscribed for. Any amounts tendered in excess of the total payable as the purchase price for Units as to which this subscription has been accepted will thereafter be delivered to the undersigned as soon as is practicable, all as described in the Confidential Private Placement Memorandum. The Company shall signify its rejection by returning to the undersigned this Subscription Agreement and all funds (without interest or deduction) submitted by the undersigned.

      NEITHER THE COMPANY, NOR ANY OFFICER, DIRECTOR, SHAREHOLDER, EMPLOYEE OR AGENT OF ANY OF THEM SHALL BE LIABLE TO ANY PERSON FOR THE REJECTION, IN WHOLE OR IN PART, OF ANY OFFER TO SUBSCRIBE TO PURCHASE UNITS, NOTWITHSTANDING THAT THE UNDERSIGNED MAY OTHERWISE BE QUALIFIED AS A PROSPECTIVE INVESTOR.

      13. If, prior to the sale of any Units to the undersigned, there is a material change in die undersigned's investment intention as expressed herein, or if there occurs any change which would make either the representations or warranties made by the undersigned herein or the information provided by the undersigned in the Prospective Investor Questionnaire materially untrue or misleading, the undersigned agrees to immediately so notify the Company, and any prior acceptance of the subscription of the undersigned shall be voidable at the option of the Company.

      IN WITNESS WHEREOF, the undersigned executes and agrees to be bound by this Subscription Agreement by executing the Signature Page attached hereto on the date therein indicated.

                               SIGNATURE PAGE
                     (All information must be completed)

Date:  May 15, 1998

/s/ Ray Fisk                $50,000             5,000             $50,000
------------------       -------------      --------------   ----------------
Signature of Purchaser   Purchase Price     # of Warrants    Total $ Investment


___________________________________     Ray Fisk
Signature of Joint Owner (if any)       ---------------------------
                                        Name(s) of Purchaser (Print)
If Joint Ownership, check one:

_____   Joint Tenants, with             Residence Address:
        Right of Survivorship           ------------------
                                        3154 Foxtail Court
_____   Tenants in Common               Thousand Oaks, California 91362

_____   Community Property
                                                    ###-##-####
                                        ---------------------------------------
                                        Social Security No. or Taxpayer I.D. No.



ACCEPTED AND AGREED:

SHOPPING.COM


By  /s/ Robert J. McNulty
   -----------------------------------
    Robert J. McNulty, Chief Executive Officer

Date:  May __, 1998

                                                                  EXHIBIT 4.5
                                                                  -----------
                          UNSECURED PROMISSORY NOTE


$50,000.00               Corona Del Mar, California             May 15, 1998


      1.    Principal.

            FOR VALUE RECEIVED, the undersigned, SHOPPING.COM ("Maker"), promises to pay Ray Fisk ("Payee"), or order, at 2101 East Coast Highway, Corona Del Mar, CA 92625 or such other place as the holder of this Note shall specify, in lawful money of the United States of America, the principal amount of Fifty Thousand Dollars ($50,000.00), together with interest at the rate of ten percent (10%) per annum, payable as hereinafter provided.

      2.    Payment of Principal and Interest.

            All principal of and interest accruing on this Note shall be due and payable six months from the date of this Note.

            Interest shall be calculated on the unpaid principal balance of this Note on the basis of a year of 360 days and the actual number of days elapsed until payment, unless such calculation would result in a usurious rate, in which case interest shall be calculated on the basis of a year of 365 or 366 days, as the case may be. Interest shall accrue and be payable under this Note whether or not Maker, or Maker's successors or assigns, should avail themselves of the protection of the United States bankruptcy laws. From and after the occurrence of an "event of default" as set forth in Section 7 hereof, interest shall continue to accrue on the unpaid principal balance of this Note at the same interest rate as set forth in Section 1 of this Note.

      3.    Prepayment.

            A. This Note may be prepaid at any time or from time to time, in whole or in part, without penalty.

            B. Each such prepayment shall include all interest then accrued but unpaid on this Note.

            C. Any partial prepayment of the outstanding principal balance shall in no way release, discharge or affect the obligation of the Maker to continue to make any other payments of principal or interest provided for herein until this Note is paid in full.

      4.    Application of Payments.

            Each payment on this Note (whether made when due or otherwise) shall be credited first, to late charges, fees and other charges due, including collection costs and attorneys' fees, second against interest then due, and the remainder of such payment shall be credited against the unpaid principal.

      5.    Waiver.

            Maker and all endorsers, guarantors and all persons liable, or to become liable on this Note (each hereinafter referred to in this Section as the "Applicable Party"), jointly and severally, waive presentment, protest and demand, notice of protest, demand, dishonor and nonpayment of this Note, notice of acceleration, notice of intent to accelerate, and any and all other notices or matters of a like nature, and consent to any and all renewals and extensions of the fine of payment hereof. Each Applicable Party agrees that at any time and from time to time, without notice, (i) the terms of payment herein, or (ii) the terms of any guaranty of this Note, or (iii) the security described in any documents at any time securing this Note, may be modified, increased, changed or exchanged, in whole or in part, without in any way affecting the liability of any Applicable Party.

      6.    Late Charge.

            If any payment of interest and/or principal hereunder is not received by Payee within ten (10) days after the due date thereof, Maker agrees to pay Payee a late charge equal to five percent (5%) of the unpaid amount. Maker acknowledges that it would be extremely difficult to fix Payee's actual damages for the failure of Maker to timely pay any amount due under this Note. Accordingly, such late charge shall be deemed to be Payee's damages for any such late payment, provided that such late charge shall not limit Payee's right to compel prompt performance by Maker or to exercise other remedies available to Payee.

      7.    Default by Maker.

            Any one or more of the following shall constitute an "Event of Default" by Maker under the terms of this Note:

            A. If Maker fails to pay any payment, whether at maturity or otherwise, of principal and/or interest upon the due date thereof.

            B. If Maker defaults in the performance or observance of any of the covenants, conditions or agreements set forth in this Note.

            C. If Maker institutes proceedings to be adjudicated a voluntary bankrupt; consents to the filing of a bankruptcy proceeding against Maker; files or consents to filing of a petition or answer or consent seeking reorganization under the federal bankruptcy laws or any other similar applicable federal or state law; consents to the appointment or a receiver of liquidator or trustee or assignee in bankruptcy or insolvency of the Maker or a substantial part of Maker's property; an assignment for the benefit of creditors is made by the Maker; or Maker admits in writing of Maker's inability to pay Maker's debts generally as they become due.

      8.    Remedies Upon Default.

            If an Event of Default occurs, at the option of Payee, and upon written demand, the Payee may accelerate the due date of this Note and declare the entire outstanding principal balance hereof, including all fees and costs (if any), and accrued but unpaid interest, immediately due and payable in full.

            Each of the options, rights and remedies provided herein or available at law or in equity which may be exercised by Payee may be exercised separately or concurrently with any one or more other options, rights or remedies available to Payee. Failure to exercise any option, right or remedy shall not constitute a waiver of the right of the Payee to exercise such option, right or remedy in the event of or with respect to any prior, subsequent or concurrent transaction or occurrence of the same or a different kind or character.

      9.    Attorneys' Fees.

            Maker agrees to pay all costs of collection or enforcement of this Note when incurred, including, but not limited to, reasonable attorneys' fees. If any suit or action is instituted to enforce this Note, Maker promises to pay, in addition to the costs and disbursements allowed by law, such sum as the court may adjudge as reasonable attorneys' fees in such suit or action. Maker shall also pay all reasonable attorneys' fees and costs incurred by Payee in connection with any modification, amendment or consent related to any renegotiation or modification of this Note.

      10.   Severability.

            Every provision of this Note is intended to be severable. If any term or provision hereof is declared by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the balance of the terms and provisions hereof, which terms and provisions shall remain binding and enforceable.

      11.   Governing Law.

            This Note shall be governed by and construed in accordance with the laws of the State of California.

      12.   Notices.

            All notices, statements or demands shall be in writing and shall be served in person, by telegraph, by express mail, by certified mail or by private overnight delivery. Service shall be deemed conclusively made (i) at the time of service, if personally served, (ii) at the time (as confirmed in writing by the telegraphic agency) of delivery thereof to the addressee, if served telegraphically, (iii) twenty-four (24) hours (exclusive of weekends and national holidays) after deposit in the United States mail, properly addressed and postage prepaid, if served by express mail, (iv) five (5) calendar days after deposit in the United States mail, properly addressed and postage prepaid, return receipt requested, if served by certified mail, (v) twenty-four (24) hours after delivery by the party giving the notice, statement or demand to the private overnight deliverer, if served by private overnight delivery and (vi) at the time of electronic transmission, if a copy of such notice is mailed within twenty-four (24) hours after the transmission.

            Any notice or demand to Maker shall be given to:

                        Robert J. McNulty
                        Shopping.com
                        2101 E. Coast Hwy., Garden Level
                        Corona del Mar, California  92625

            Any notice or demand to Payee shall be given to:

                        Ray Fisk
                        3154 Foxtail Court
                        Thousand Oaks, California 91362

            and with a copy to:

                        Barry D. Falk, Esq.
                        JEFFERS, WILSON, SHAFF & FALK, LLP
                        18881 Von Karman Avenue, Suite 1400
                        Irvine, California  92612
                        FAX No.: (949) 660-7799

            Any party hereto may change its address for the purpose of receiving notices, demands or other communications as herein provided by a written notice given in the manner aforesaid to the other party or parties hereto.

      13.   Successor and Assigns.

            All the terms and provisions of this Note shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

      14.   Assignability.

            Maker's obligation hereunder are nontransferable and nonassignable without the prior written consent of Payee.

      15.   Amendment.

            Neither this Note nor any term or provision hereof may be modified, amended or altered except by a written instrument approved by Payee and signed by Maker.

      16.   Headings.

            Headings at the beginning of each numbered Paragraph of this Note are intended solely for convenience and are not to be deemed or construed to be a part of this Note.

      17.   Purpose of Loan.

            The proceeds of this Note are to be used by Maker exclusively for business purposes, and not for personal, family or household purposes.

      18.   Time of the Essence.

            TIME IS EXPRESSLY DECLARED TO BE THE ESSENCE of each obligation of the Maker hereunder and in all matters concerning this Note, including all acts or things to be done or performed in connection herewith, and specifically of every provision of this Note in which time is an element.

      19.   Compliance With Usury Laws.

            Maker and Payee intent to comply with all applicable usury laws. In fulfilling this intention, all agreement between Maker and Payee are expressly limited so that the amount of interest paid or agreed to be paid to Payee for the use, forbearance, or detention of money under this Note shall not exceed the maximum amount permissible under applicable law.

            If for any reason payment of any amount required under this Note shall be prohibited by law, then the obligation shall be reduced to the maximum allowable bylaw. If for any reason Payee receives as interest an amount that would exceed the highest lawful rate, then the amount which would constitute excessive interest shall be applied to the reduction of the principal of this Note and not to the payment of interest. If any conflict arises between this provision and any provision of any other agreement between Maker and Payee, then this provision shall control.

      20.   Legal Representation.

            Maker agrees and represents that such party has been represented by such party's own legal counsel with regard to all aspects of this Note, or if such party is acting without legal counsel, that such party has had adequate opportunity and has been encouraged to seek the advice of such party's own legal counsel prior to the execution of this Agreement.

      21.   Jurisdiction.

            Any action whatsoever brought upon or relating to this Note shall be instituted and prosecuted in the state courts of California, County of Orange, or the federal district court therefore, and each party waives the right to change the venue. The parties hereto further consent to accept service of process in any such action or proceeding by certified mail, return receipt requested.

"MAKER"                                      "PAYEE"

SHOPPING.COM                                 RAY FISK


By  /s/ Robert J. McNulty                    By  /s/ Ray Fisk
    -------------------------                    ------------------
    Robert J. McNulty                            Ray Fisk
Title:  President and Chief Executive
        Officer

                                                                  EXHIBIT 4.6
                                                                  -----------

                                SHOPPING.COM
                              WARRANT AGREEMENT


THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THIS WARRANT MAY NOT BE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS AN EXEMPTION THEREFROM IS AVAILABLE.

      This Warrant Agreement (this "Agreement") is entered into as of 15th day of May, 1998 by and between, SHOPPING.COM, a California corporation (the "Company"), and Ray Fisk (the "Holder").

                                  RECITALS

      WHEREAS, the Company has agreed to grant to Holder warrants to purchase 5,000 shares of Company Common Stock in exchange and in consideration for good and valuable goods and services.

      NOW, THEREFORE, BE IT RESOLVED, the parties agree hereto as follows:

      1.    Description, Execution.

            (a) The Company agrees to issue to the Holder and the Holder agrees to accept the Warrant Certificate evidencing the right to purchase shares of the Company common stock at an initial purchase price of Fourteen Dollars ($14.00) per Share as to which the Warrant is exercisable. The Warrant Certificate shall be substantially in the form annexed hereto as Exhibit A.

            (b) This Agreement shall be executed on behalf of the Company by its President Upon delivery of this Warrant to the Holder, this Agreement shall be binding upon the Company, and the Holder shall be entitled to all the benefits set forth herein.

      2. Term of Warrant. The Warrant shall become exercisable at any time after the date hereof, and remain exercisable, subject to the conditions set forth in
Section 3 until the close of business on May 15, 2001 (the "Expiration Date").

      3.    Exercise of Warrant.

            (a) Subject to (b) below, at any time until the Expiration Date, the Holder shall have the right to purchase from the Company (and the Company shall promptly issue to the Holder) one fully-paid and nonassessable share of Common Stock at the Exercise Price (as defined below) for each Warrant, by surrendering the appropriate Warrant Certificate and the Subscription Form attached hereto to the Company at its executive offices and paying the aggregate Exercise Price for the shares to be purchased, in cash, by check or by cancellation of indebtedness.

            (b) The Warrant may be exercised in whole and in part but not in increments of less than 100 shares. In case of a partial exercise, the Warrant Certificate shall be surrendered and a new Warrant Certificate of the same tenor and for the purchase of the number of shares not purchased upon such partial exercise shall be issued by the Company to the Holder hereof. The Warrants shall be deemed to have been exercised immediately prior to the close of business on the date of their surrender for exercise as provided above, and the person or entity entitled to receive the shares of Common Stock issuable upon the exercise shall be treated for all purposes as the holder of such shares of record as of the close of business on such date. Prior to any such exercise, neither the Holder nor any person entitled to receive shares issuable upon exercise shall be or have any of the rights of a shareholder of the Company. No adjustment shall be made for dividends or other stockholder rights for which the record date is prior to the date of exercise. As soon as practicable on or after such date, the Company shall issue in the name of, and deliver to the person or persons entitled to receive, a certificate or certificates for the full number of shares of Common Stock issuable upon such exercise.

      4. Exercise Price. The initial Exercise Price for each share of Common Stock issuable pursuant to the Warrant shall be Fourteen Dollars ($14.00) per Share, adjusted as provided below. The Exercise Price may be paid, in cash, cashier's check or by cancellation of indebtedness from the Company to the Holder.

      5. Adjustment of Warrant Price and Number of Shares of Common Stock. The number and kind of securities purchasable upon the exercise of the Warrants and the Exercise Price shall be subject to adjustment from time to time upon the happening of certain events, as follows:

            5.1 Adjustments. The Exercise Price of the Warrant shall be subject to adjustment as follows:

            (a) In case the Company shall issue rights, options, warrants or convertible securities to all or substantially all holders of its Common Stock, without any charge to such holders, entitling the holder thereof to subscribe for or purchase Stock at a price per share which is lower at the date of issuance of such rights, options, warrants or securities than the then Current Fair Market Value (as defined in Section 7 hereof), the price of shares of Stock thereafter purchasable upon the exercise of the Warrant shall be reduced to a price equal to an amount which would entitle the Holder to receive the same number of shares of Common Stock and other securities that he would have received had he exercised the Warrants immediately prior to such issuance.

            (b) For the purpose of this Section 5, the term "Common Stock" shall mean (i) the class of stock designated as the Common Stock of the Company at the date of this Agreement, or (ii) any other class of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value.

            5.2 No Adjustment for Dividends. Except as provided in Section 5.1 hereof, no adjustment in respect of any dividends or distributions out of earnings shall be made during the term of a Warrant or upon the exercise of a Warrant.

            5.3 No Adjustment in Certain Cases. No adjustments shall be made pursuant to Section 5 hereof in connection with the grant or exercise of presently authorized or outstanding options to purchase Common Stock under the Company's existing stock option plan or the exercise of presently outstanding warrants to purchase Common Stock.

            5.4 Preservation of Purchase Rights Upon Reclassification, Consolidation, etc. In case of any consolidation of the Company with or merger of the Company into another corporation or in case of any sale or conveyance to another corporation of the property, assets or business of the Company as an entirety or substantially as an entirety, the Company or such successor or purchasing corporation, as the case may be, shall execute with the Holder an agreement that the Holder shall have the right thereafter, upon payment of the Exercise Price in effect immediately prior to such action, to purchase, upon exercise of each Warrant, the kind and amount of shares and other securities and property which it would have owned or have been entitled to receive after the occurrence of such consolidation, merger, sale or conveyance had each Warrant been exercised immediately prior to such action. In the event of a merger described in Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended, in which the Company is the surviving corporation, the right to purchase shares of Common Stock under the Warrant shall terminate on the date of such merger and thereupon the Warrant shall become null and void, but only if the controlling corporation shall agree to substitute for the Warrant its warrant which entitle the holders thereof to purchase upon their exercise the kind and amount of shares and other securities and property which they would have owned or been entitled to receive had the Warrant been exercised immediately prior to such merger. Any such agreements referred to in this Subsection 5.4 shall provide for adjustments, which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 5 hereof. The provisions of this Subsection 5.4 shall similarly apply to successive consolidations, mergers, sales or conveyances.

      6.    Registration Rights.

            6.1 Definitions.

            (a) "Commission" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act of 1933, as amended (the "Securities Act").

            (b) "Registrable Securities" shall mean (x) shares of Common Stock issuable upon exercise of the Warrants and (y) any Common Stock issued as a dividend or other distribution with respect to or in exchange for or in replacement of the shares referenced in (x) above, provided, however, that Registrable Securities shall not include any shares of Common Stock which have previously been registered or which have been sold to the public.

            (c) The terms "register," "registered" and "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act and applicable rules and regulations thereunder, and the declaration or ordering of the effectiveness of such registration statement.

            (d) "Registration Expenses" shall mean all expenses incurred in effecting any registration pursuant to this Agreement, including, without limitation, all registration, qualification, and filing fees, printing expenses, escrow fees, fees and disbursements of counsel for the Company, blue sky fees and expenses of any regular or special audits incident to or required by any such registration, but shall not include selling expenses and fees and disbursements of counsel for the Holder.

            (e) "Rule 144" shall mean Rule 144 as promulgated by the Commission under the Securities Act as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

            (f) "Rule 145" shall mean Rule 145 as promulgated by the Commission under the Securities Act, as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

            6.2 "Piggyback" Registration. If the Company shall determine to register any of its shares of Common Stock in a firm commitment public offering for its own account, other than a registration relating solely to employee benefit plans, or a registration relating solely to a Rule 145 transaction on Form S-4, or a registration on any registration form that does not permit secondary sales, the Company will:

            (a)   promptly give to Holder written notice thereof;

            (b) use its best efforts to include in such registration (and any related qualification under the blue sky laws or other compliance), except as set forth in Section 6.3 below, and in any underwriting involved therein, all the Registrable Securities specified in a written request or requests, made by Holder within Twenty (20) days after the written, notice from the Company described in clause 6.2(a) above is given. Such written request may specify all or a part of Holder's Registrable Securities; and

            (c) pay all Registration Expenses, other than the selling expenses of Holder's Registrable Securities.

            6.3 Underwriting. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shall so advise the Holder as a part of the written notice. In such event, the right of the Holder to registration pursuant to this Section 6 shall be conditioned upon Holder's participation in such underwriting and the inclusion of the Holder's Registrable Securities in the underwriting to the extent provided herein. The Holder shall (together with the Company) enter into an underwriting agreement in customary form with the representative of the underwriter of underwriters selected by the Company.

            6.4 Exclusion of Registrable Securities. Notwithstanding any other provisions of this Section 6, if the representative of the underwriters advises the Company that marketing factors require a limitation on the number of shares to be underwritten, the representative may (subject to the limitations set forth below) exclude all Registrable Securities from, or limit the number of Registrable Securities to be included in, the registration and underwriting. The Company shall so advise the Holder, and the number of shares of securities that are entitled to be included in the registration and underwriting shall be allocated first to the Company for securities being sold for its own account and thereafter to the Holder, pro rata with any other holders of Common Stock having registration rights. If the Holder does not agree to the terms of any such underwriting, he shall be excluded therefrom by written notice from the Company or the underwriter. Any Registrable Securities or other securities excluded or withdrawn from such underwriting shall be withdrawn from such registration.

            If shares are so withdrawn from the registration or if the number of shares of Registrable Securities to be included in such registration was previously reduced as a result of marketing factors, the Company shall then offer to all persons who have retained the right to include securities in the registration the right to include additional securities in the registration in an aggregate amount equal to the number of shares so withdrawn, with such shares to be allocated among the persons requesting additional inclusion pro rata amongst those persons requesting inclusion.

            6.5 Registration Procedures. In the case of each registration effected by the Company pursuant to Section 6, the Company will keep Holder advised in writing as to the initiation of each registration and as to the completion thereof, at its expense, the Company will use its best efforts to:

            (a) Keep such registration effective for a period of one hundred twenty (120) days or until the Holder has completed the distribution described in the registration statement relating thereto, whichever first occurs; provided, however, that (x) such 120-days period shall be extended for a period of time equal to the period the Holder refrains from selling any securities included in such registration at the request of an underwriter of Common Stock (or other securities) of the Company; and (y) in the case of any registration of Registrable Securities on Form S-3 which are intended to be offered on a continuous or delayed basis, such 120-day period shall be extended, if necessary, to keep the registration statement effective until all such Registrable Securities are sold, provided that Rule 145, or any successor rule under the Securities Act, permits an offering on a continuous or delayed basis, and provided further that applicable rules under the Securities Act governing the obligation to file a post-effective amendment permit, in lieu of filing a post-effective amendment that (I) includes any prospectus required by Section 10(a)(3) of the Securities Act or (II) reflects facts or events representing a material or fundamental change in the information set forth in the registration statement, the incorporation by reference of information required to be included in (I) and (II) above to be contained in periodic reports filed pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 in the registration statement.

            (b) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

            (c) Furnish such number of prospectuses and other documents incident thereto, including any amendment of or supplement to the prospectus, as the Holder from time to time may reasonably request;

            (d) Notify the Holder at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement; as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing, and at the request of Holder, prepare and furnish to the Holder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing;

            (e) Cause all such Registrable Securities registered pursuant hereunder to be listed on each securities exchange on which similar securities issued by the Company are then listed;

            (f) Provide a transfer agent and registrar for all Registrable Securities registered, pursuant to such registration statement and a CUSIP number for all such Registrable Securities, in each case not later than the effective date of such registration; and

            (g) Otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first month after the effective date of the Registration Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act.

      7.    Fractional Shares; Issuance of Shares; Legends.

            7.1 Fractional Shares. The Company shall not be required to issue fractional shares of Company Common Stock an the exercise of a Warrant. If any fraction of a share of Stock would, except for the provisions of this Section 6, be issuable on the exercise of a Warrant (or specified portion thereof), the Company shall in lieu thereof pay an amount in cash equal to the then Current Fair Market Value, multiplied by such fraction. For purposes of this Agreement, the term "Current Fair Market Value" shall mean (i) if the Common Stock is traded in the over-the-counter market and not in the NASDAQ Small Cap Market or the National Market nor on any national securities exchange, the average of the per share closing bid prices of the Common Stock on the 10 consecutive trading days immediately preceding the date in question, as reported by NASDAQ or an equivalent generally accepted reporting service, or (ii) if the Common Stock is traded in the NASDAQ Small Cap Market or the National Market or on a national securities exchange, the average for the 10 consecutive trading days immediately preceding the date in question of the daily per share closing prices of the Common Stock in the NASDAQ Small Cap Market or the National Market or on the principal stock exchange on which it is listed, as the case may be or (iii) if the class of Stock is not publicly traded or quoted, the fair market value as determined by the Board of Directors of the Company based on (with appropriate adjustments) the most recent purchases of the Company's Stock and/or other relevant factors including the Company's income and assets or evaluation reports received by the Company.

            7.2 Issuance of Shares. All shares of Stock issued upon exercise of a Warrant will be duly authorized, validly issued, fully paid and nonassessable.

            7.3 Legends. If the Stock to be issued upon exercise of this Warrant has not been registered under the Securities Act of 1933, as amended, then the stock certificates representing such shares of Common Stock shall bear a legend substantially in the following form:

      THE SHARES OF STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR APPLICABLE STATE SECURITIES LAWS AND ARE RESTRICTED SECURITIES. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER THE ACT AND STATE SECURITIES LAWS.

      8. Transferability. The Warrant or the Shares of Company Common Stock underlying the Warrant shall not be transferred, and the Company shall not be required to register any transfer on the books of the Company, unless the Company shall have been provided with an opinion of counsel satisfactory to it prior to such transfer that registration under the Securities Act and applicable state securities laws is not required in connection with the transaction resulting in such transfer. Each new Warrant or Company Common Stock certificate issued upon any transfer as above provided shall bear an appropriate investment legend, except that such Warrant or Company Common Stock certificate shall not bear such restrictive legend if the opinion of counsel referred to above is to further effect that such legend is not required in order to establish compliance with the provisions of the Securities Act or if such transfer is made in accordance with the provisions of Rule 144(k) promulgated under the Securities Act. The Warrant may also be transferred by will or devise and by the laws of descent.

      Any attempt to transfer, sell or otherwise dispose of this Warrant (except as provided above) shall be void and shall not convey any rights or privileges to the transferee.

      9.    Miscellaneous.

            9.1   Notices.

            All notices, requests, demand and other communications required or permitted to be given hereunder shall be deemed to have been duly given if in writing and delivered personally, given by prepaid telegram, or mailed first class, postage prepaid, registered or certified mail, return receipt requested, to the following addresses:

            If to the Company:      SHOPPING.COM
                                    2101 E. Coast Hwy., Garden Level
                                    Corona del Mar, California 92625
                                    Attention: Mr. Robert J. McNulty

            With a copy to:         Jeffers, Wilson, Shaff & Falk, LLP
                                    18881 Von Karman Avenue, Suite 1400
                                    Irvine, California  92612
                                    Attention: Barry D. Falk, Esq.

            If to the Holder:       Ray Fisk
                                    3154 Foxtail Court
                                    Thousand Oaks, California 91362

            Any party may change the address to which such communications are to be directed to it by giving written notice to the other party. Except as otherwise provided in this Warrant, all notices shall be deemed to be given when delivered in person, or if placed in the mail as aforesaid, then two (2) days thereafter.

            9.2 Modifications. The parties may, by mutual consent, amend, modify, supplement and waive any right under this Warrant in any manner agreed by them in writing at any time.

            9.3 Entire Agreement. This Agreement, and any documents, instruments or agreements specifically referred to herein, set forth the entire agreement and understanding of the parties with respect to the transactions contemplated hereby and supersede all prior agreements, arrangements and understandings relating to the subject matter hereof.

            9.4 Headings. The section and paragraph headings contained in this Agreement are for convenient reference only, and shall not in any way affect the meaning or interpretation hereof.

            9.5 Governing Law; Arbitration. This Agreement shall be governed by and construed in accordance with the laws of the State of California, without any regard to the choice of law provisions thereof. Any dispute arising under this Agreement shall be resolved by binding arbitration under the rules of commercial arbitration of the American Arbitration Association in Orange County, California.

            9.6 Severability. If any provision of this Agreement shall be hold to be invalid, illegal or unenforceable, it shall be deemed severable from the remaining provisions of this Agreement which shall remain in full force and effect.

            9.7 Waiver. No waiver of any provision of this Agreement or any breach thereof shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar) or any other breach hereunder nor shall such waiver constitute a continuing waiver. Either party may waive performance of any provision of this Agreement, the nonperformance of which would otherwise constitute a breach of this Agreement including but not limited to the nonperformance of any condition precedent to such party's performance, without affecting the enforceability of this Agreement or the provisions contained herein.

            9.8 Heirs; Successors and Assigns. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective heirs, successors and assigns of the parties hereto. Holders may transfer and assign the Warrants only as provided in Section 7 and any assignment in violation of the foregoing shall be void.

            9.9 Attorneys' Fees. If any legal action is instituted to enforce or interpret the terms of this Agreement, the prevailing party in such action shall be entitled to actual attorneys' fees in addition to any other relief to which the party is entitled.

      IN WITNESS WHEREOF, the parties have executed this instrument as of the date first written above.

                              SHOPPING.COM,  a California corporation


                              By:   /s/ Robert J. McNulty
                                  ------------------------------------
                                    Robert J. McNulty, President

                              "HOLDER"

                              /s/ Ray Fisk
                              ----------------------------------------
                              Ray Fisk

                                                                  EXHIBIT 4.7
                                                                  -----------

THIS SUBSCRIPTION AGREEMENT DOES NOT CONSTITUTE AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY ANY OF THE SECURITIES REFERRED TO HEREIN.


                           SUBSCRIPTION AGREEMENT


Shopping.com
2101 East Coast Highway
Garden level
Corona Del Mar, CA  92625
Attn:  Robert McNulty

            Re:   Prospective Purchase of Notes and Warrants
                  Shopping.com, a California corporation

Gentlemen:

      The undersigned, by signing the Signature Page attached hereto, hereby irrevocably tenders this subscription and applies to purchase 16 units (the "Units") of Shopping.com, a California corporation (the "Company"), at a purchase price of $25,000 per Unit. Each Unit consists of a Promissory Note in the principal amount of $25,000 and warrants to purchase 2,500 shares of the Company's Common Stock, no par value (the "Common Stock"), at an exercise price of $14.00 per share.

      Enclosed, in cash or good funds (in the case of a check, the check should be payable to the order of "Shopping.com") as tender of the purchase price for the Units, is the aggregate amount of $50,000.00 ($25,000 minimum).

      The undersigned hereby acknowledges receipt of a copy of the Company's Annual Report on form 10-KSB for the period ending January 31, 1998 (the "Report"), relating to and describing the terms and conditions of the offer and sale of the Units.

      The undersigned hereby represents and warrants to, and covenants with, the Company as follows, recognizing that the Company will rely to a material degree upon such representations, warranties and covenants, each of which shall survive any acceptance of this subscription in whole or in part by the Company and the issuance and sale of any Units to the undersigned:

      1. All statements made in the Prospective Investor Questionnaire which has been or is concurrently being furnished to the Company by the undersigned continue to be and are true, accurate and complete as of the date hereof.

      2. The undersigned has been informed and is aware that an investment in the Units involves a degree of risk and speculation, and has carefully read and considered the Report in its entirety.

      3. The undersigned confirms that he has been advised that he should rely on, and that he has consulted and relied upon, his own accounting, legal and financial advisors with respect to this investment in the Units. The undersigned and his professional advisor(s) (as defined in Section 260.102.12(g) of the Rules of the California Corporations Commissioner), if any, have been afforded an opportunity to meet with the officers and directors of the Company and to ask and receive answers to any questions about this offering and the proposed business and affairs of the Company, and to obtain any additional information which the Company possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of information provided in the Report, and have therefore obtained, in the judgement of the undersigned and/or his or her professional advisor(s), sufficient information to evaluate the merits and risks of investment in the Units. The undersigned acknowledges and agrees that he/she has had an opportunity to meet and speak with officers or representatives and to ask questions and get answers with respect to the Company and this offering.

      4. The undersigned understands and acknowledges that no federal or state agency has made any finding or determination as to the fairness or suitability for investment in, nor any recommendation or endorsement of, the Company or the Units.

      5. On the basis of the review of the materials and information described above, and relying solely thereon and upon the knowledge and experience of the undersigned and/or his or her professional advisor(s), if any, in business and financial matters, the undersigned has evaluated the merits and risks of investment in the Units and has determined that he or she is both willing and able to undertake the economic risk of this investment.

      6. The Units are being acquired by the undersigned for the personal account of the undersigned for investment and not with a view to, or for resale in connection with, any distribution thereof or of any interest therein, and no one else has any beneficial ownership or interest in the Units being acquired by the undersigned, nor are they to be subject to any lien or pledge. The undersigned has no present obligation, indebtedness or commitment pending, nor is any circumstance in existence which will compel the undersigned to secure funds by the sale, transfer or other distribution of any of the Units or any interest therein or any Stock that may be distributed in respect thereof.

      7. The undersigned understands and agrees that the Units cannot be transferred or assigned that there is and will be no public market therefor, and, accordingly, that it may not be possible for the undersigned readily, if at all, to liquidate this investment in the Units in case of an emergency or otherwise. The undersigned has the net worth, past income and estimated future income set forth in the Prospective Investor Questionnaire, can afford to bear the risks of an investment in the Units, including the risk of losing the entire investment, for an indefinite period of time, and has adequate means of providing for his or her current needs and personal contingencies and has no need for liquidity in this investment.

      8. The undersigned understands and acknowledges that the Units are being offered and sold pursuant to one or more exemptions from the registration and qualification requirements of the Securities Act of 1933 and the California

Corporate Securities Act of 1968, the availability of which depend upon the truth and completeness of the information provided to the Company in the Prospective Investor Questionnaire and the bona fide nature of the foregoing representations and warranties. With such realization, the undersigned hereby authorizes the Company to act as it may see fit in reliance on such information, representations and warranties, including the placement of the following legend on the stock certificate(s) issued to the undersigned in addition to any other legends that may be imposed thereon which, in the reasonable opinion of Company's counsel, may be required by applicable securities laws:

      "THE UNITS REPRESENTED HEREBY HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSIONS UNDER THE SECURITIES ACT OF 1933 OR WITH THE CALIFORNIA DEPARTMENT OF CORPORATIONS UNDER THE CORPORATE SECURITIES LAW OF 1968, AS AMENDED. THE UNITS MAY NOT BE PLEDGED, SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACTS COVERING THE UNITS OR AN OPINION OR QUALIFIED COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED."

      9. The undersigned hereby indemnifies and holds harmless the Company, and its respective officers, directors, shareholders, employees and agents, as the case may be, from and against any and all damages suffered and liabilities incurred by any of them (including costs of investigation and defense and attorneys' fees) arising out of any inaccuracy in the agreements, representations, covenants and warranties made by the undersigned herein.

      10. If the undersigned is purchasing the Units subscribed for hereby in a fiduciary capacity, the above representations and warranties shall be deemed to have been made on behalf of the person or persons for whom the undersigned is so purchasing.

      11. The undersigned hereby acknowledges and agrees that the undersigned is not entitled to cancel, terminate or revoke this subscription or any agreements of the undersigned hereunder and that such subscription and agreements shall survive the death or disability of the undersigned.

      12. The undersigned understands and acknowledges that this subscription may be accepted or rejected by the Company in its sole discretion, together with a completed and executed Prospective Investor Questionnaire and all information required by the provisions hereof and payment of the full amount of the subscription price for the Units subscribed for. Any amounts tendered in excess of the total payable as the purchase price for Units as to which this subscription has been accepted will thereafter be delivered to the undersigned as soon as is practicable, all as described in the Confidential Private Placement Memorandum. The Company shall signify its rejection by returning to the undersigned this Subscription Agreement and all funds (without interest or deduction) submitted by the undersigned.

      NEITHER THE COMPANY, NOR ANY OFFICER, DIRECTOR, SHAREHOLDER, EMPLOYEE OR AGENT OF ANY OF THEM SHALL BE LIABLE TO ANY PERSON FOR THE REJECTION, IN WHOLE

OR IN PART, OF ANY OFFER TO SUBSCRIBE TO PURCHASE UNITS, NOTWITHSTANDING THAT THE UNDERSIGNED MAY OTHERWISE BE QUALIFIED AS A PROSPECTIVE INVESTOR.

      13. If, prior to the sale of any Units to the undersigned, there is a material change in die undersigned's investment intention as expressed herein, or if there occurs any change which would make either the representations or warranties made by the undersigned herein or the information provided by the undersigned in the Prospective Investor Questionnaire materially untrue or misleading, the undersigned agrees to immediately so notify the Company, and any prior acceptance of the subscription of the undersigned shall be voidable at the option of the Company.

      IN WITNESS WHEREOF, the undersigned executes and agrees to be bound by this Subscription Agreement by executing the Signature Page attached hereto on the date therein indicated.

                               SIGNATURE PAGE
                     (All information must be completed)

Date:  May 15, 1998

/s/ Zahra Khiaban            $75,000             7,500             $75,000
----------------------    --------------     --------------   -----------------
Signature of Purchaser    Purchase Price     # of Warrants    Total $ Investment


_________________________________     Zahra Khiaban
Signature of Joint Owner (if any)     -------------
                                      Name(s) of Purchaser (Print)
If Joint Ownership, check one:

_____   Joint Tenants, with           Residence Address:
        Right of Survivorship         ------------------
                                      5201 Vascule Avenue
_____   Tenants in Common             Woodland Hills, California 91364

_____   Community Property
                                                   ###-##-####
                                                   -----------
                                      Social Security No. or Taxpayer I.D. No.



ACCEPTED AND AGREED:

SHOPPING.COM


By: /s/ Robert J. McNulty
   -------------------------------------
    Robert J. McNulty, Chief Executive Officer

Date:  May __, 1998

                                                                  EXHIBIT 4.8
                                                                  -----------

                          UNSECURED PROMISSORY NOTE


$75,000.00               Corona Del Mar, California             May 15, 1998


      1.    Principal.

            FOR VALUE RECEIVED, the undersigned, SHOPPING.COM ("Maker"), promises to pay Zahra Khiaban ("Payee"), or order, at 2101 East Coast Highway, Corona Del Mar, CA 92625 or such other place as the holder of this Note shall specify, in lawful money of the United States of America, the principal amount of Seventy-Five Thousand Dollars ($75,000.00), together with interest at the rate of ten percent (10%) per annum, payable as hereinafter provided.

      2.    Payment of Principal and Interest.

            All principal of and interest accruing on this Note shall be due and payable six months from the date of this Note.

            Interest shall be calculated on the unpaid principal balance of this Note on the basis of a year of 360 days and the actual number of days elapsed until payment, unless such calculation would result in a usurious rate, in which case interest shall be calculated on the basis of a year of 365 or 366 days, as the case may be. Interest shall accrue and be payable under this Note whether or not Maker, or Maker's successors or assigns, should avail themselves of the protection of the United States bankruptcy laws. From and after the occurrence of an "event of default" as set forth in Section 7 hereof, interest shall continue to accrue on the unpaid principal balance of this Note at the same interest rate as set forth in Section 1 of this Note.

      3.    Prepayment.

            A. This Note may be prepaid at any time or from time to time, in whole or in part, without penalty.

            B. Each such prepayment shall include all interest then accrued but unpaid on this Note.

            C. Any partial prepayment of the outstanding principal balance shall in no way release, discharge or affect the obligation of the Maker to continue to make any other payments of principal or interest provided for herein until this Note is paid in full.

      4.    Application of Payments.

            Each payment on this Note (whether made when due or otherwise) shall be credited first, to late charges, fees and other charges due, including collection costs and attorneys' fees, second against interest then due, and the remainder of such payment shall be credited against the unpaid principal.

      5.    Waiver.

            Maker and all endorsers, guarantors and all persons liable, or to become liable on this Note (each hereinafter referred to in this Section as the "Applicable Party"), jointly and severally, waive presentment, protest and demand, notice of protest, demand, dishonor and nonpayment of this Note, notice of acceleration, notice of intent to accelerate, and any and all other notices or matters of a like nature, and consent to any and all renewals and extensions of the fine of payment hereof. Each Applicable Party agrees that at any time and from time to time, without notice, (i) the terms of payment herein, or (ii) the terms of any guaranty of this Note, or (iii) the security described in any documents at any time securing this Note, may be modified, increased, changed or exchanged, in whole or in part, without in any way affecting the liability of any Applicable Party.

      6.    Late Charge.

            If any payment of interest and/or principal hereunder is not received by Payee within ten (10) days after the due date thereof, Maker agrees to pay Payee a late charge equal to five percent (5%) of the unpaid amount. Maker acknowledges that it would be extremely difficult to fix Payee's actual damages for the failure of Maker to timely pay any amount due under this Note. Accordingly, such late charge shall be deemed to be Payee's damages for any such late payment, provided that such late charge shall not limit Payee's right to compel prompt performance by Maker or to exercise other remedies available to Payee.

      7.    Default by Maker.

            Any one or more of the following shall constitute an "Event of Default" by Maker under the terms of this Note:

            A. If Maker fails to pay any payment, whether at maturity or otherwise, of principal and/or interest upon the due date thereof.

            B. If Maker defaults in the performance or observance of any of the covenants, conditions or agreements set forth in this Note.

            C. If Maker institutes proceedings to be adjudicated a voluntary bankrupt; consents to the filing of a bankruptcy proceeding against Maker; files or consents to filing of a petition or answer or consent seeking reorganization under the federal bankruptcy laws or any other similar applicable federal or state law; consents to the appointment or a receiver of liquidator or trustee or assignee in bankruptcy or insolvency of the Maker or a substantial part of Maker's property; an assignment for the benefit of creditors is made by the Maker; or Maker admits in writing of Maker's inability to pay Maker's debts generally as they become due.

      8.    Remedies Upon Default.

            If an Event of Default occurs, at the option of Payee, and upon written demand, the Payee may accelerate the due date of this Note and declare the entire outstanding principal balance hereof, including all fees and costs (if any), and accrued but unpaid interest, immediately due and payable in full.

            Each of the options, rights and remedies provided herein or available at law or in equity which may be exercised by Payee may be exercised separately or concurrently with any one or more other options, rights or remedies available to Payee. Failure to exercise any option, right or remedy shall not constitute a waiver of the right of the Payee to exercise such option, right or remedy in the event of or with respect to any prior, subsequent or concurrent transaction or occurrence of the same or a different kind or character.

      9.    Attorneys' Fees.

            Maker agrees to pay all costs of collection or enforcement of this Note when incurred, including, but not limited to, reasonable attorneys' fees. If any suit or action is instituted to enforce this Note, Maker promises to pay, in addition to the costs and disbursements allowed by law, such sum as the court may adjudge as reasonable attorneys' fees in such suit or action. Maker shall also pay all reasonable attorneys' fees and costs incurred by Payee in connection with any modification, amendment or consent related to any renegotiation or modification of this Note.

      10.   Severability.

            Every provision of this Note is intended to be severable. If any term or provision hereof is declared by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the balance of the terms and provisions hereof, which terms and provisions shall remain binding and enforceable.

      11.   Governing Law.

            This Note shall be governed by and construed in accordance with the laws of the State of California.

      12.   Notices.

            All notices, statements or demands shall be in writing and shall be served in person, by telegraph, by express mail, by certified mail or by private overnight delivery. Service shall be deemed conclusively made (i) at the time of service, if personally served, (ii) at the time (as confirmed in writing by the telegraphic agency) of delivery thereof to the addressee, if served telegraphically, (iii) twenty-four (24) hours (exclusive of weekends and national holidays) after deposit in the United States mail, properly addressed and postage prepaid, if served by express mail, (iv) five (5) calendar days after deposit in the United States mail, properly addressed and postage prepaid, return receipt requested, if served by certified mail, (v) twenty-four (24) hours after delivery by the party giving the notice, statement or demand to the private overnight deliverer, if served by private overnight delivery and (vi) at the time of electronic transmission, if a copy of such notice is mailed within twenty-four (24) hours after the transmission.

            Any notice or demand to Maker shall be given to:

                        Robert J. McNulty
                        Shopping.com
                        2101 E. Coast Hwy., Garden Level
                        Corona del Mar, California  92625

            Any notice or demand to Payee shall be given to:

                        Zahra Khiaban
                        5201 Bascule Avenue
                        Woodland Hills, California 91364

            and with a copy to:

                        Barry D. Falk, Esq.
                        JEFFERS, WILSON, SHAFF & FALK, LLP
                        18881 Von Karman Avenue, Suite 1400
                        Irvine, California  92612
                        FAX No.: (949) 660-7799

            Any party hereto may change its address for the purpose of receiving notices, demands or other communications as herein provided by a written notice given in the manner aforesaid to the other party or parties hereto.

      13.   Successor and Assigns.

            All the terms and provisions of this Note shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

      14.   Assignability.

            Maker's obligation hereunder are nontransferable and nonassignable without the prior written consent of Payee.

      15.   Amendment.

            Neither this Note nor any term or provision hereof may be modified, amended or altered except by a written instrument approved by Payee and signed by Maker.

      16.   Headings.

            Headings at the beginning of each numbered Paragraph of this Note are intended solely for convenience and are not to be deemed or construed to be a part of this Note.

      17.   Purpose of Loan.

            The proceeds of this Note are to be used by Maker exclusively for business purposes, and not for personal, family or household purposes.

      18.   Time of the Essence.

            TIME IS EXPRESSLY DECLARED TO BE THE ESSENCE of each obligation of the Maker hereunder and in all matters concerning this Note, including all acts or things to be done or performed in connection herewith, and specifically of every provision of this Note in which time is an element.

      19.   Compliance With Usury Laws.

            Maker and Payee intent to comply with all applicable usury laws. In fulfilling this intention, all agreement between Maker and Payee are expressly limited so that the amount of interest paid or agreed to be paid to Payee for the use, forbearance, or detention of money under this Note shall not exceed the maximum amount permissible under applicable law.

            If for any reason payment of any amount required under this Note shall be prohibited by law, then the obligation shall be reduced to the maximum allowable bylaw. If for any reason Payee receives as interest an amount that would exceed the highest lawful rate, then the amount which would constitute excessive interest shall be applied to the reduction of the principal of this Note and not to the payment of interest. If any conflict arises between this provision and any provision of any other agreement between Maker and Payee, then this provision shall control.

      20.   Legal Representation.

            Maker agrees and represents that such party has been represented by such party's own legal counsel with regard to all aspects of this Note, or if such party is acting without legal counsel, that such party has had adequate opportunity and has been encouraged to seek the advice of such party's own legal counsel prior to the execution of this Agreement.

      21.   Jurisdiction.

            Any action whatsoever brought upon or relating to this Note shall be instituted and prosecuted in the state courts of California, County of Orange, or the federal district court therefore, and each party waives the right to change the venue. The parties hereto further consent to accept service of process in any such action or proceeding by certified mail, return receipt requested.

"MAKER"                                 "PAYEE"

SHOPPING.COM                            ZAHRA KHIABAN



By  /s/ Robert J. McNulty               By  /s/ Zahra Khiaban
    ---------------------                   ---------------------
    Robert J. McNulty                       Zahra Khiaban
Title:  President and Chief Executive
        Officer

                                                                  EXHIBIT 4.9
                                                                  -----------

                                SHOPPING.COM
                              WARRANT AGREEMENT


THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THIS WARRANT MAY NOT BE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS AN EXEMPTION THEREFROM IS AVAILABLE.

      This Warrant Agreement (this "Agreement") is entered into as of 15th day of May, 1998 by and between, SHOPPING.COM, a California corporation (the "Company"), and Zahra Khiaban (the "Holder").

                                  RECITALS

      WHEREAS, the Company has agreed to grant to Holder warrants to purchase 7,500 shares of Company Common Stock in exchange and in consideration for good and valuable goods and services.

      NOW, THEREFORE, BE IT RESOLVED, the parties agree hereto as follows:

      1.    Description, Execution.

            (a) The Company agrees to issue to the Holder and the Holder agrees to accept the Warrant Certificate evidencing the right to purchase shares of the Company common stock at an initial purchase price of Fourteen Dollars ($14.00) per Share as to which the Warrant is exercisable. The Warrant Certificate shall be substantially in the form annexed hereto as Exhibit A.

            (b) This Agreement shall be executed on behalf of the Company by its President Upon delivery of this Warrant to the Holder, this Agreement shall be binding upon the Company, and the Holder shall be entitled to all the benefits set forth herein.

      2. Term of Warrant. The Warrant shall become exercisable at any time after the date hereof, and remain exercisable, subject to the conditions set forth in
Section 3 until the close of business on May 15, 2001 (the "Expiration Date").

      3.    Exercise of Warrant.

            (a) Subject to (b) below, at any time until the Expiration Date, the Holder shall have the right to purchase from the Company (and the Company shall promptly issue to the Holder) one fully-paid and nonassessable share of Common Stock at the Exercise Price (as defined below) for each Warrant, by surrendering the appropriate Warrant Certificate and the Subscription Form attached hereto to the Company at its executive offices and paying the aggregate Exercise Price for the sham to be purchased, in cash, by check or by cancellation of indebtedness.

            (b) The Warrant may be exercised in whole and in part but not in increments of less than 100 shares. In case of a partial exercise, the Warrant Certificate shall be surrendered and a new Warrant Certificate of the same tenor and for the purchase of the number of sham not purchased upon such partial exercise shall be issued by the Company to the Holder hereof. The Warrants shall be deemed to have been exercised immediately prior to the close of business on the date of their surrender for exercise as provided above, and the person or entity entitled to receive the shares of Common Stock issuable upon the exercise shall be treated for all purposes as the holder of such shares of record as of the close of business on such date. Prior to any such exercise, neither the Holder nor any person entitled to receive shares issuable upon exercise shall be or have any of the rights of a shareholder of the Company. No adjustment shall be made for dividends or other stockholder rights for which the record date is prior to the date of exercise. As soon as practicable on or after such date, the Company shall issue in the name of, and deliver to the person or persons entitled to receive, a certificate or certificates for the full number of shares of Common Stock issuable upon such exercise.

      4. Exercise Price. The initial Exercise Price for each share of Common Stock issuable pursuant to the Warrant shall be Fourteen Dollars ($14.00) per Share, adjusted as provided below. The Exercise Price may be paid, in cash, cashier's check or by cancellation of indebtedness from the Company to the Holder.

      5. Adjustment of Warrant Price and Number of Shares of Common Stock. The number and kind of securities purchasable upon the exercise of the Warrants and the Exercise Price shall be subject to adjustment from time to time upon the happening of certain events, as follows:

            5.1 Adjustments. The Exercise Price of the Warrant shall be subject to adjustment as follows:

            (a) In case the Company shall issue rights, options, warrants or convertible securities to all or substantially all holders of its Common Stock, without any charge to such holders, entitling the holder thereof to subscribe for or purchase Stock at a price per share which is lower at the date of issuance of such rights, options, warrants or securities than the then Current Fair Market Value (as defined in Section 7 hereof), the price of shares of Stock thereafter purchasable upon the exercise of the Warrant shall be reduced to a price equal to an amount which would entitle the Holder to receive the same number of shares of Common Stock and other securities that he would have received had he exercised the Warrants immediately prior to such issuance.

            (b) For the purpose of this Section 5, the term "Common Stock" shall mean (i) the class of stock designated as the Common Stock of the Company at the date of this Agreement, or (ii) any other claw of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value.

            5.2 No Adjustment for Dividends. Except as provided in Section 5.1 hereof, no adjustment in respect of any dividends or distributions out of earnings shall be made during the term of a Warrant or upon the exercise of a Warrant.

            5.3 No Adjustment in Certain Cases. No adjustments shall be made pursuant to Section 5 hereof in connection with the grant or exercise of presently authorized or outstanding options to purchase Common Stock under the Company's existing stock option plan or the exercise of presently outstanding warrants to purchase Common Stock.

            5.4 Preservation of Purchase Price upon Reclassification, Consolidation, etc. In case of any consolidation of the Company with or merger of the Company into another corporation or in case of any sale or conveyance to another corporation of the property, assets or business of the Company as an entirety or substantially as an entirety, the Company or such successor or purchasing corporation, as the case may be, shall execute with the Holder an agreement that the Holder shall have the right thereafter, upon payment of the Exercise Price in effect immediately prior to such action, to purchase, upon exercise of each Warrant, the kind and amount of shares and other securities and property which it would have owned or have been entitled to receive after the occurrence of such consolidation, merger, sale or conveyance had each Warrant been exercised immediately prior to such action. In the event of a merger described in Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended, in which the Company is the surviving corporation, the right to purchase sham of Common Stock under the Warrant shall terminate on the date of such merger and thereupon the Warrant shall become null and void, but only if the controlling corporation shall agree to substitute for the Warrant its warrant which entitle the holders thereof to purchase upon their exercise the kind and amount of shares and other securities and property which they would have owned or been entitled to receive had the Warrant been exercised immediately prior to such merger. Any such agreements referred to in this Subsection 5.4 shall provide for adjustments, which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 5 hereof. The provisions of this Subsection 5.4 shall similarly apply to successive consolidations, mergers, sales or conveyances.

      6.    Registration Rights.

            6.1 Definitions.

            (a) "Commission" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act of 1933, as amended (the "Securities Act").

            (b) "Registrable Securities" shall mean (x) shares of Common Stock issuable upon exercise of the Warrants and (y) any Common Stock issued as a dividend or other distribution with respect to or in exchange for or in replacement of the shares referenced in (x) above, provided, however, that Registrable Securities shall not include any shares of Common Stock which have previously been registered or which have been sold to the public.

            (c) The terms "register," "registered" and "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act and applicable rules and regulations thereunder, and the declaration or ordering of the effectiveness of such registration statement.

            (d) "Registration Expenses" shall mean all expenses incurred in effecting any registration pursuant to this Agreement, including, without limitation, all registration, qualification, and filing fees, printing expenses, escrow fees and disbursements of counsel for the Company, blue sky fees and expenses of any regular or special audits incident to or required by any such registration, but shall not include selling expenses and fees and disbursements of counsel for the Holder.

            (e) "Rule 144" shall mean Rule 144 as promulgated by the Commission under the Securities Act as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

            (f) "Rule 145" shall mean Rule 145 as promulgated by the Commission under the Securities Act, as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

            6.2 "Piggyback" Registration. If the Company shall determine to register any of its shares of Common Stock in a firm commitment public offering for its own account, other than a registration relating solely to employee benefit plans, or a registration relating solely to a Rule 145 transaction on Form S-4, or a registration on any registration form that does not permit secondary sales, the Company will:

            (a)   promptly give to Holder written notice thereof,

            (b) use its best efforts to include in such registration (and any related qualification under the blue sky laws or other compliance), except as set forth in Section 6.3 below, and in any underwriting involved therein, all the Registrable Securities specified in a written request or requests, made by Holder within Twenty (20) days after the written, notice from the Company described in clause 6.2(a) above is given. Such written request may specify all or a part of Holder's Registrable Securities; and

            (c) pay all Registration Expenses, other than the selling expenses of Holder's Registrable Securities.

            6.3 Underwriting. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shaft so advise the Holder as a part of the written notice. In such event, the right of the Holder to registration pursuant to this Section 6 shall be conditioned upon Holder's participation in such underwriting and the inclusion of the Holder's Registrable Securities in the underwriting to the extent provided herein. The Holder shall (together with the Company) enter into an underwriting agreement in customary form with the representative of the underwriter of underwriters selected by the Company.

            6.4 Exclusion of Registrable Securities. Notwithstanding any other provisions of this Section 6, if the representative of the underwriters advises the Company that marketing factors require a limitation on the number of shares to be underwritten, the representative may (subject to the limitations set forth below) exclude all Registrable Securities from, or limit the number of Registrable Securities to be included in, the registration and underwriting. The Company shall so advise the Holder, and the number of shares of securities that are entitled to be included in the registration and underwriting shall be allocated first to the Company for securities being sold for its own account and thereafter to the Holder, pro rata with any other holders of Common Stock having registration rights. If the Holder does not agree to the terms of any such underwriting, he shall be excluded therefrom by written notice from the Company or the underwriter. Any Registrable Securities or other securities excluded or withdrawn from such underwriting shall be withdrawn from such registration.

            If shares are so withdrawn from the registration or if the number of shares of Registrable Securities to be included in such registration was previously reduced as a result of marketing factors, the Company shall then offer to all persons who have retained the right to include securities in the registration the right to include additional securities in the registration in an aggregate amount equal to the number of sham so withdrawn, with such sham to be allocated among the persons requesting additional inclusion pro rata amongst those persons requesting inclusion.

            6.5 Registration Procedures. In the case of each registration effected by the Company pursuant to Section 6, the Company will keep Holder advised in writing as to the initiation of each registration and as to the completion thereof, at its expense, the Company will use its best efforts to:

            (a) Keep such registration effective for a period of one hundred twenty (120) days or until the Holder has completed the distribution described in the registration statement relating thereto, whichever first occurs; provided, however, that (x) such 120-days period shall be extended for a period of time equal to the period the Holder refrains from selling any securities included in such registration at the request of an underwriter of Common Stock (or other securities) of the Company; and (y) in the case of any registration of Registrable Securities on Form S-3 which are intended to be offered on a continuous or delayed basis, such 120-day period shall be extended, if necessary, to keep the registration statement effective until all such Registrable Securities are sold, provided that Rule 145, or any successor rule under the Securities Act, permits an offering on a continuous or delayed basis, and provided further that applicable rules under the Securities Act governing the obligation to file a post-effective amendment permit, in lieu of filing a post-effective amendment that (I) includes any prospectus required by Section 10(a)(3) of the Securities Act or (II) reflects facts or events representing a material or fundamental change in the information set forth in the registration statement, the incorporation by reference of information required to be included in (I) and (II) above to be contained in periodic reports filed pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 in the registration statement.

            (b) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

            (c) Furnish such number of prospectuses and other documents incident thereto, including any amendment of or supplement to the prospectus, as the Holder from time to time may reasonably request;

            (d) Notify the Holder at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement; as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing, and at the request of Holder, prepare and furnish to the Holder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing;

            (e) Cause all such Registrable Securities registered pursuant hereunder to be listed on each securities exchange on which similar securities issued by the Company are then listed;

            (f) Provide a transfer agent and registrar for all Registrable Securities registered, pursuant to such registration statement and a CUSIP number for all such Registrable Securities, in each case not later than the effective date of such registration; and

            (g) Otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first month after the effective date of the Registration Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act.

      7.    Fractional Shares; Issuance of Shares; Legends.

            7.1 Fractional Shares. The Company shall not be required to issue fractional shares of Company Common Stock an the exercise of a Warrant if any fraction of a share of Stock would, except for the provisions of this Section 6, be issuable on the exercise of a Warrant (or specified portion thereof), the Company shall in lieu thereof pay an amount in cash equal to the then Current Fair Market Value, multiplied by such fraction. For purposes of this Agreement, the term "Current Fair Market Value" shall mean (i) if the Common Stock is traded in the over-the-counter market and not in the NASDAQ Small Cap Market or the National Market nor on any national securities exchange, the average of the per share closing bid prices of the Common Stock on the 10 consecutive trading days immediately preceding the date in question, as reported by NASDAQ or an equivalent generally accepted reporting service, or (ii) if the Common Stock is traded in the NASDAQ Small Cap Market or the National Market or on a national securities exchange, the average for the 10 consecutive trading days immediately preceding the date in question of the daily per share closing prices of the Common Stock in the NASDAQ Small Cap Market or the National Market or on the principal stock exchange an on which it is listed, as the case may be or (iii) if the class of Stock is not publicly traded or quoted, the fair market value as determined by the Board of Directors of the Company based on (with appropriate adjustments) the most recent purchases of the Company's Stock and/or other relevant factors including the Company's income and assets or evaluation reports received by the Company.

            7.2 Issuance of Shares. All shares of Stock issued upon exercise of a Warrant will be duly authorized, validly issued, fully paid and nonassessable.

            7.3 Legends. If the Stock to be issued upon exercise of this Warrant has not been registered under the Securities Act of 1933, as amended, then the stock certificates representing such shares of Common Stock shall bear a legend substantially in the following form:

      THE SHARES OF STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR APPLICABLE STATE SECURITIES LAWS AND ARE RESTRICTED SECURITIES. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER THE ACT AND STATE SECURITIES LAWS.

      8. Transferability. The Warrant or the Shares of Company Common Stock underlying the Warrant shall not be transferred, and the Company shall not be required to register any transfer on the books of the Company, unless the Company shall have been provided with an opinion of counsel satisfactory to it prior to such transfer that registration under the Securities Act and applicable state securities laws is not required in connection with the transaction resulting in such transfer. Each new Warranty or Company Common Stock certificate issued upon any transfer as above provided shall bear an appropriate investment legend, except that such Warrant or Company Common Stock certificate shall not bear such restrictive legend if the opinion of counsel referred to above is to further effect that such legend is not required in order to establish compliance with the provisions of the Securities Act or if such transfer is made in accordance with the provisions of Rule 144(k) promulgated under the Securities Act. The Warrant may also be transferred by will or devise and by the laws of descent.

      Any attempt to transfer, sell or otherwise dispose of this Warrant (except as provided above) shall be void and shall not convey any rights or privileges to the transferee.

      9.    Miscellaneous.

            9.1   Notices.

            All notices, requests, demand and other communications required Or Permitted to be given hereunder shall be deemed to have been duly given if in writing and delivered personally, given by prepaid telegram, or mailed first class, postage prepaid, registered or certified mail, return receipt requested, to the following addresses:

            If to the Company:      SHOPPING.COM
                                    2101 E. Coast Hwy., Garden Level
                                    Corona del Mar, California 92625
                                    Attention: Mr. Robert J. McNulty

            With a copy to:         Jeffers, Wilson, Shaff & Falk, LLP
                                    18881 Von Karman Avenue, Suite 1400
                                    Irvine, California  92612
                                    Attention:  Barry D. Falk, Esq.

            If to the Holder:       Zahra Khiaban
                                    5201 Bascule Avenue
                                    Woodland Hills, California 91364

            Any party may change the address to which such communications are to be directed to it by giving written notice to the other party. Except as otherwise provided in this Warrant, all notices shall be deemed to be given when delivered in person, or if placed in the mail as aforesaid, then two (2) days thereafter.

            9.2 Modifications. The parties may, by mutual consent, amend, modify, supplement and waive any right under this Warrant in any manner agreed by them in writing at any time.

            9.3 Entire Agreement. This Agreement, and any documents, instruments or agreements specifically referred to herein, set forth the entire agreement and understanding of the parties with respect to the transactions contemplated hereby and supersede all Prior agreements, arrangements and understandings relating to the subject matter hereof.

            9.4 Headings. The section and paragraph headings contained in this Agreement am for convenient reference only, and shall not in any way affect the meaning or interpretation hereof.

            9.5 Governing Law; Arbitration. This Agreement shall be governed by and construed in accordance with the laws of the State of California, without any regard to the choice of law provisions thereof. Any dispute arising under this Agreement shall be resolved by binding arbitration under the rules of commercial arbitration of the American Arbitration Association in Orange County, California.

            9.6 Severability. If any provision of this Agreement shall be hold to be invalid, illegal or unenforceable, it shall be deemed severable from the remaining provisions of this Agreement which shall remain in full force and effect.

            9.7 Waiver. No waiver of any provision of this Agreement or any breach thereof shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar) or any other breach hereunder nor shall such waiver constitute a continuing waiver. Either party may waive performance of any provision of this Agreement, the nonperformance of which would otherwise constitute a breach of this Agreement including but not limited to the nonperformance of any condition precedent to such party's performance, without affecting the enforceability of this Agreement or the provisions contained herein.

            9.8 Heirs; Successors and Assigns. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective heirs, successors and assigns of the parties hereto. Holders may transfer and assign the Warrants only as provided in Section 7 and any assignment in violation of the foregoing shall be void.

            9.9 Attorneys' Fees. If any legal action is instituted to enforce or interpret the terms of this Agreement, the prevailing party in such action shall be entitled to actual attorneys' fees in addition to any other relief to which the party is entitled.

      IN WITNESS WHEREOF, the parties have executed this instrument as of the date first written above.

                              SHOPPING.COM,  a California corporation


                              By:   /s/ Robert J. McNulty
                                  ------------------------------------
                                  Robert J. McNulty, President



                              "HOLDER"


                              /s/ Zahra Khiaban
                              -----------------------------------------
                              Zahra Khiaban

                                                                 EXHIBIT 4.10
                                                                 ------------

THIS SUBSCRIPTION AGREEMENT DOES NOT CONSTITUTE AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY ANY OF THE SECURITIES REFERRED TO HEREIN.


                           SUBSCRIPTION AGREEMENT


Shopping.com
2101 East Coast Highway
Garden level
Corona Del Mar, CA  92625
Attn:  Robert McNulty

            Re:   Prospective Purchase of Notes and Warrants
                  Shopping.com, a California corporation

Gentlemen:

      The undersigned, by signing the Signature Page attached hereto, hereby irrevocably tenders this subscription and applies to purchase 16 units (the "Units") of Shopping.com, a California corporation (the "Company"), at a purchase price of $25,000 per Unit. Each Unit consists of a Promissory Note in the principal amount of $25,000 and warrants to purchase 2,500 shares of the Company's Common Stock, no par value (the "Common Stock"), at an exercise price of $14.00 per share.

      Enclosed, in cash or good funds (in the case of a check, the check should be payable to the order of "Shopping.com") as tender of the purchase price for the Units, is the aggregate amount of $50,000.00 ($25,000 minimum).

      The undersigned hereby acknowledges receipt of a copy of the Company's Annual Report on form 10-KSB for the period ending January 31, 1998 (the "Report"), relating to and describing the terms and conditions of the offer and sale of the Units.

      The undersigned hereby represents and warrants to, and covenants with, the Company as follows, recognizing that the Company will rely to a material degree upon such representations, warranties and covenants, each of which shall survive any acceptance of this subscription in whole or in part by the Company and the issuance and sale of any Units to the undersigned:

      1. All statements made in the Prospective Investor Questionnaire which has been or is concurrently being furnished to the Company by the undersigned continue to be and are true, accurate and complete as of the date hereof.

      2. The undersigned has been informed and is aware that an investment in the Units involves a degree of risk and speculation, and has carefully read and considered the Report in its entirety.

      3. The undersigned confirms that he has been advised that he should rely on, and that he has consulted and relied upon, his own accounting, legal and financial advisors with respect to this investment in the Units. The undersigned and his professional advisor(s) (as defined in Section 260.102.12(g) of the Rules of the California Corporations Commissioner), if any, have been afforded an opportunity to meet with the officers and directors of the Company and to ask and receive answers to any questions about this offering and the proposed business and affairs of the Company, and to obtain any additional information which the Company possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of information provided in the Report, and have therefore obtained, in the judgement of the undersigned and/or his or her professional advisor(s), sufficient information to evaluate the merits and risks of investment in the Units. The undersigned acknowledges and agrees that he/she has had an opportunity to meet and speak with officers or representatives and to ask questions and get answers with respect to the Company and this offering.

      4. The undersigned understands and acknowledges that no federal or state agency has made any finding or determination as to the fairness or suitability for investment in, nor any recommendation or endorsement of, the Company or the Units.

      5. On the basis of the review of the materials and information described above, and relying solely thereon and upon the knowledge and experience of the undersigned and/or his or her professional advisor(s), if any, in business and financial matters, the undersigned has evaluated the merits and risks of investment in the Units and has determined that he or she is both willing and able to undertake the economic risk of this investment.

      6. The Units are being acquired by the undersigned for the personal account of the undersigned for investment and not with a view to, or for resale in connection with, any distribution thereof or of any interest therein, and no one else has any beneficial ownership or interest in the Units being acquired by the undersigned, nor are they to be subject to any lien or pledge. The undersigned has no present obligation, indebtedness or commitment pending, nor is any circumstance in existence which will compel the undersigned to secure funds by the sale, transfer or other distribution of any of the Units or any interest therein or any Stock that may be distributed in respect thereof.

      7. The undersigned understands and agrees that the Units cannot be transferred or assigned that there is and will be no public market therefor, and, accordingly, that it may not be possible for the undersigned readily, if at all, to liquidate this investment in the Units in case of an emergency or otherwise. The undersigned has the net worth, past income and estimated future income set forth in the Prospective Investor Questionnaire, can afford to bear the risks of an investment in the Units, including the risk of losing the entire investment, for an indefinite period of time, and has adequate means of providing for his or her current needs and personal contingencies and has no need for liquidity in this investment.

      8. The undersigned understands and acknowledges that the Units are being offered and sold pursuant to one or more exemptions from the registration and qualification requirements of the Securities Act of 1933 and the California

Corporate Securities Act of 1968, the availability of which depend upon the truth and completeness of the information provided to the Company in the Prospective Investor Questionnaire and the bona fide nature of the foregoing representations and warranties. With such realization, the undersigned hereby authorizes the Company to act as it may see fit in reliance on such information, representations and warranties, including the placement of the following legend on the stock certificate(s) issued to the undersigned in addition to any other legends that may be imposed thereon which, in the reasonable opinion of Company's counsel, may be required by applicable securities laws:

      "THE UNITS REPRESENTED HEREBY HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSIONS UNDER THE SECURITIES ACT OF 1933 OR WITH THE CALIFORNIA DEPARTMENT OF CORPORATIONS UNDER THE CORPORATE SECURITIES LAW OF 1968, AS AMENDED. THE UNITS MAY NOT BE PLEDGED, SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACTS COVERING THE UNITS OR AN OPINION OR QUALIFIED COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED."

      9. The undersigned hereby indemnifies and holds harmless the Company, and its respective officers, directors, shareholders, employees and agents, as the case may be, from and against any and all damages suffered and liabilities incurred by any of them (including costs of investigation and defense and attorneys' fees) arising out of any inaccuracy in the agreements, representations, covenants and warranties made by the undersigned herein.

      10. If the undersigned is purchasing the Units subscribed for hereby in a fiduciary capacity, the above representations and warranties shall be deemed to have been made on behalf of the person or persons for whom the undersigned is so purchasing.

      11. The undersigned hereby acknowledges and agrees that the undersigned is not entitled to cancel, terminate or revoke this subscription or any agreements of the undersigned hereunder and that such subscription and agreements shall survive the death or disability of the undersigned.

      12. The undersigned understands and acknowledges that this subscription may be accepted or rejected by the Company in its sole discretion, together with a completed and executed Prospective Investor Questionnaire and all information required by the provisions hereof and payment of the full amount of the subscription price for the Units subscribed for. Any amounts tendered in excess of the total payable as the purchase price for Units as to which this subscription has been accepted will thereafter be delivered to the undersigned as soon as is practicable, all as described in the Confidential Private Placement Memorandum. The Company shall signify its rejection by returning to the undersigned this Subscription Agreement and all funds (without interest or deduction) submitted by the undersigned.

      NEITHER THE COMPANY, NOR ANY OFFICER, DIRECTOR, SHAREHOLDER, EMPLOYEE OR AGENT OF ANY OF THEM SHALL BE LIABLE TO ANY PERSON FOR THE REJECTION, IN WHOLE

OR IN PART, OF ANY OFFER TO SUBSCRIBE TO PURCHASE UNITS, NOTWITHSTANDING THAT THE UNDERSIGNED MAY OTHERWISE BE QUALIFIED AS A PROSPECTIVE INVESTOR.

      13. If, prior to the sale of any Units to the undersigned, there is a material change in die undersigned's investment intention as expressed herein, or if there occurs any change which would make either the representations or warranties made by the undersigned herein or the information provided by the undersigned in the Prospective Investor Questionnaire materially untrue or misleading, the undersigned agrees to immediately so notify the Company, and any prior acceptance of the subscription of the undersigned shall be voidable at the option of the Company.

      IN WITNESS WHEREOF, the undersigned executes and agrees to be bound by this Subscription Agreement by executing the Signature Page attached hereto on the date therein indicated.

                               SIGNATURE PAGE
                     (All information must be completed)

Date:  May 15, 1998

/s/ William D. Schweitzer      $50,000          5,000              $50,000
---------------------------   ----------     -------------       ------------
Signature of Purchaser      Purchase Price   # of Warrants    Total $ Investment


_________________________________       William D. Schweitzer
Signature of Joint Owner (if any)       ---------------------
                                        Name(s) of Purchaser (Print)
If Joint Ownership, check one:

_____   Joint Tenants, with             Residence Address:
        Right of Survivorship           ------------------
                                        3401 Creekview
_____   Tenants in Common               Grapevine, Texas 76051

_____   Community Property
                                                    ###-##-####
                                              -----------------------
                                        Social Security No. or Taxpayer I.D. No.



ACCEPTED AND AGREED:

SHOPPING.COM

By  /s/ Robert J. McNulty
    -----------------------------------
    Robert J. McNulty, Chief Executive Officer

Date:  May __, 1998

                                                                 EXHIBIT 4.11
                                                                 ------------

                          UNSECURED PROMISSORY NOTE


$50,000.00               Corona Del Mar, California             May 15, 1998


      1.    Principal.

            FOR VALUE RECEIVED, the undersigned, SHOPPING.COM ("Maker"), promises to pay William D. Schweitzer ("Payee"), or order, at 2101 East Coast Highway, Corona Del Mar, CA 92625 or such other place as the holder of this Note shall specify, in lawful money of the United States of America, the principal amount of Fifty Thousand Dollars ($50,000.00), together with interest at the rate of ten percent (10%) per annum, payable as hereinafter provided.

      2.    Payment of Principal and Interest.

            All principal of and interest accruing on this Note shall be due and payable six months from the date of this Note.

            Interest shall be calculated on the unpaid principal balance of this Note on the basis of a year of 360 days and the actual number of days elapsed until payment, unless such calculation would result in a usurious rate, in which case interest shall be calculated on the basis of a year of 365 or 366 days, as the case may be. Interest shall accrue and be payable under this Note whether or not Maker, or Maker's successors or assigns, should avail themselves of the protection of the United States bankruptcy laws. From and after the occurrence of an "event of default" as set forth in Section 7 hereof, interest shall continue to accrue on the unpaid principal balance of this Note at the same interest rate as set forth in Section 1 of this Note.

      3.    Prepayment.

            A. This Note may be prepaid at any time or from time to time, in whole or in part, without penalty.

            B. Each such prepayment shall include all interest then accrued but unpaid on this Note.

            C. Any partial prepayment of the outstanding principal balance shall in no way release, discharge or affect the obligation of the Maker to continue to make any other payments of principal or interest provided for herein until this Note is paid in full.

      4.    Application of Payments.

            Each payment on this Note (whether made when due or otherwise) shall be credited first, to late charges, fees and other charges due, including collection costs and attorneys' fees, second against interest then due, and the remainder of such payment shall be credited against the unpaid principal.

      5.    Waiver.

            Maker and all endorsers, guarantors and all persons liable, or to become liable on this Note (each hereinafter referred to in this Section as the "Applicable Party"), jointly and severally, waive presentment, protest and demand, notice of protest, demand, dishonor and nonpayment of this Note, notice of acceleration, notice of intent to accelerate, and any and all other notices or matters of a like nature, and consent to any and all renewals and extensions of the fine of payment hereof. Each Applicable Party agrees that at any time and from time to time, without notice, (i) the terms of payment herein, or (ii) the terms of any guaranty of this Note, or (iii) the security described in any documents at any time securing this Note, may be modified, increased, changed or exchanged, in whole or in part, without in any way affecting the liability of any Applicable Party.

      6.    Late Charge.

            If any payment of interest and/or principal hereunder is not received by Payee within ten (10) days after the due date thereof, Maker agrees to pay Payee a late charge equal to five percent (5%) of the unpaid amount. Maker acknowledges that it would be extremely difficult to fix Payee's actual damages for the failure of Maker to timely pay any amount due under this Note. Accordingly, such late charge shall be deemed to be Payee's damages for any such late payment, provided that such late charge shall not limit Payee's right to compel prompt performance by Maker or to exercise other remedies available to Payee.

      7.    Default by Maker.

            Any one or more of the following shall constitute an "Event of Default" by Maker under the terms of this Note:

            A. If Maker fails to pay any payment, whether at maturity or otherwise, of principal and/or interest upon the due date thereof.

            B. If Maker defaults in the performance or observance of any of the covenants, conditions or agreements set forth in this Note.

            C. If Maker institutes proceedings to be adjudicated a voluntary bankrupt; consents to the filing of a bankruptcy proceeding against Maker; files or consents to filing of a petition or answer or consent seeking reorganization under the federal bankruptcy laws or any other similar applicable federal or state law; consents to the appointment or a receiver of liquidator or trustee or assignee in bankruptcy or insolvency of the Maker or a substantial part of Maker's property; an assignment for the benefit of creditors is made by the Maker; or Maker admits in writing of Maker's inability to pay Maker's debts generally as they become due.

      8.    Remedies Upon Default.

            If an Event of Default occurs, at the option of Payee, and upon written demand, the Payee may accelerate the due date of this Note and declare the entire outstanding principal balance hereof, including all fees and costs (if any), and accrued but unpaid interest, immediately due and payable in full.

            Each of the options, rights and remedies provided herein or available at law or in equity which may be exercised by Payee may be exercised separately or concurrently with any one or more other options, rights or remedies available to Payee. Failure to exercise any option, right or remedy shall not constitute a waiver of the right of the Payee to exercise such option, right or remedy in the event of or with respect to any prior, subsequent or concurrent transaction or occurrence of the same or a different kind or character.

      9.    Attorneys' Fees.

            Maker agrees to pay all costs of collection or enforcement of this Note when incurred, including, but not limited to, reasonable attorneys' fees. If any suit or action is instituted to enforce this Note, Maker promises to pay, in addition to the costs and disbursements allowed by law, such sum as the court may adjudge as reasonable attorneys' fees in such suit or action. Maker shall also pay all reasonable attorneys' fees and costs incurred by Payee in connection with any modification, amendment or consent related to any renegotiation or modification of this Note.

      10.   Severability.

            Every provision of this Note is intended to be severable. If any term or provision hereof is declared by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the balance of the terms and provisions hereof, which terms and provisions shall remain binding and enforceable.

      11.   Governing Law.

            This Note shall be governed by and construed in accordance with the laws of the State of California.

      12.   Notices.

            All notices, statements or demands shall be in writing and shall be served in person, by telegraph, by express mail, by certified mail or by private overnight delivery. Service shall be deemed conclusively made (i) at the time of service, if personally served, (ii) at the time (as confirmed in writing by the telegraphic agency) of delivery thereof to the addressee, if served telegraphically, (iii) twenty-four (24) hours (exclusive of weekends and national holidays) after deposit in the United States mail, properly addressed and postage prepaid, if served by express mail, (iv) five (5) calendar days after deposit in the United States mail, properly addressed and postage prepaid, return receipt requested, if served by certified mail, (v) twenty-four (24) hours after delivery by the party giving the notice, statement or demand to the private overnight deliverer, if served by private overnight delivery and (vi) at the time of electronic transmission, if a copy of such notice is mailed within twenty-four (24) hours after the transmission.

            Any notice or demand to Maker shall be given to:

                        Robert J. McNulty
                        Shopping.com
                        2101 E. Coast Hwy., Garden Level
                        Corona del Mar, California  92625

            Any notice or demand to Payee shall be given to:

                        William D. Schweitzter
                        3401 Creekview Drive
                        Grapevine, Texas 76051-4253

            and with a copy to:

                        Barry D. Falk, Esq.
                        JEFFERS, WILSON, SHAFF & FALK, LLP
                        18881 Von Karman Avenue, Suite 1400
                        Irvine, California  92612
                        FAX No.: (949) 660-7799

            Any party hereto may change its address for the purpose of receiving notices, demands or other communications as herein provided by a written notice given in the manner aforesaid to the other party or parties hereto.

      13.   Successor and Assigns.

            All the terms and provisions of this Note shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

      14.   Assignability.

            Maker's obligation hereunder are nontransferable and nonassignable without the prior written consent of Payee.

      15.   Amendment.

            Neither this Note nor any term or provision hereof may be modified, amended or altered except by a written instrument approved by Payee and signed by Maker.

      16.   Headings.

            Headings at the beginning of each numbered Paragraph of this Note are intended solely for convenience and are not to be deemed or construed to be a part of this Note.

      17.   Purpose of Loan.

            The proceeds of this Note are to be used by Maker exclusively for business purposes, and not for personal, family or household purposes.

      18.   Time of the Essence.

            TIME IS EXPRESSLY DECLARED TO BE THE ESSENCE of each obligation of the Maker hereunder and in all matters concerning this Note, including all acts or things to be done or performed in connection herewith, and specifically of every provision of this Note in which time is an element.

      19.   Compliance With Usury Laws.

            Maker and Payee intent to comply with all applicable usury laws. In fulfilling this intention, all agreement between Maker and Payee are expressly limited so that the amount of interest paid or agreed to be paid to Payee for the use, forbearance, or detention of money under this Note shall not exceed the maximum amount permissible under applicable law.

            If for any reason payment of any amount required under this Note shall be prohibited by law, then the obligation shall be reduced to the maximum allowable bylaw. If for any reason Payee receives as interest an amount that would exceed the highest lawful rate, then the amount which would constitute excessive interest shall be applied to the reduction of the principal of this Note and not to the payment of interest. If any conflict arises between this provision and any provision of any other agreement between Maker and Payee, then this provision shall control.

      20.   Legal Representation.

            Maker agrees and represents that such party has been represented by such party's own legal counsel with regard to all aspects of this Note, or if such party is acting without legal counsel, that such party has had adequate opportunity and has been encouraged to seek the advice of such party's own legal counsel prior to the execution of this Agreement.

      21.   Jurisdiction.

            Any action whatsoever brought upon or relating to this Note shall be instituted and prosecuted in the state courts of California, County of Orange, or the federal district court therefore, and each party waives the right to change the venue. The parties hereto further consent to accept service of process in any such action or proceeding by certified mail, return receipt requested.

"MAKER"                                      "PAYEE"

SHOPPING.COM                                 WILLIAM D. SCHWEITZER



By  /s/ Robert J. McNulty                    By  /s/ William D. Schweitzer
    -----------------------                      -------------------------
    Robert J. McNulty                            William D. Schweitzer
Title:  President and Chief Executive
        Officer

                                                                 EXHIBIT 4.12
                                                                 ------------

                                SHOPPING.COM
                              WARRANT AGREEMENT


THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THIS WARRANT MAY NOT BE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS AN EXEMPTION THEREFROM IS AVAILABLE.

      This Warrant Agreement (this "Agreement") is entered into as of 15th day of May, 1998 by and between, SHOPPING.COM, a California corporation (the "Company"), and William D. Schweitzer (the "Holder").

                                  RECITALS

      WHEREAS, the Company has agreed to grant to Holder warrants to purchase 5,000 shares of Company Common Stock in exchange and in consideration for good and valuable goods and services.

      NOW, THEREFORE, BE IT RESOLVED, the parties agree hereto as follows:

      1. Description, Execution.

            (a) The Company agrees to issue to the Holder and the Holder agrees to accept the Warrant Certificate evidencing the right to purchase shares of the Company common stock at an initial purchase price of Fourteen Dollars ($14.00) per Share as to which the Warrant is exercisable. The Warrant Certificate shall be substantially in the form annexed hereto as Exhibit A.

            (b) This Agreement shall be executed on behalf of the Company by its President Upon delivery of this Warrant to the Holder, this Agreement shall be binding upon the Company, and the Holder shall be entitled to all the benefits set forth herein.

      2. Term of Warrant. The Warrant shall become exercisable at any time after the date hereof, and remain exercisable, subject to the conditions set forth in
Section 3 until the close of business on May 15, 2001 (the "Expiration Date").

      3. Exercise of Warrant.

            (a) Subject to (b) below, at any time until the Expiration Date, the Holder shall have the right to purchase from the Company (and the Company shall promptly issue to the Holder) one fully-paid and nonassessable share of Common Stock at the Exercise Price (as defined below) for each Warrant, by surrendering the appropriate Warrant Certificate and the Subscription Form attached hereto to the Company at its executive offices and paying the aggregate Exercise Price for the sham to be purchased, in cash, by check or by cancellation of indebtedness.

            (b) The Warrant may be exercised in whole and in part but not in increments of less than 100 shares. In case of a partial exercise, the Warrant Certificate shall be surrendered and a new Warrant Certificate of the same tenor and for the purchase of the number of sham not purchased upon such partial exercise shall be issued by the Company to the Holder hereof. The Warrants shall be deemed to have been exercised immediately prior to the close of business on the date of their surrender for exercise as provided above, and the person or entity entitled to receive the shares of Common Stock issuable upon the exercise shall be treated for all purposes as the holder of such shares of record as of the close of business on such date. Prior to any such exercise, neither the Holder nor any person entitled to receive shares issuable upon exercise shall be or have any of the rights of a shareholder of the Company. No adjustment shall be made for dividends or other stockholder rights for which the record date is prior to the date of exercise. As soon as practicable on or after such date, the Company shall issue in the name of, and deliver to the person or persons entitled to receive, a certificate or certificates for the full number of shares of Common Stock issuable upon such exercise.

      4. Exercise Price. The initial Exercise Price for each share of Common Stock issuable pursuant to the Warrant shall be Fourteen Dollars ($14.00) per Share, adjusted as provided below. The Exercise Price may be paid, in cash, cashier's check or by cancellation of indebtedness from the Company to the Holder.

      5. Adjustment of Warrant Price and Number of Shares of Common Stock. The number and kind of securities purchasable upon the exercise of the Warrants and the Exercise Price shall be subject to adjustment from time to time upon the happening of certain events, as follows:

      5.1 Adjustments. The Exercise Price of the Warrant shall be subject to adjustment as follows:

            (a) In case the Company shall issue rights, options, warrants or convertible securities to all or substantially all holders of its Common Stock, without any charge to such holders, entitling the holder thereof to subscribe for or purchase Stock at a price per share which is lower at the date of issuance of such rights, options, warrants or securities than the then Current Fair Market Value (as defined in Section 7 hereof), the price of shares of Stock thereafter purchasable upon the exercise of the Warrant shall be reduced to a price equal to an amount which would entitle the Holder to receive the same number of shares of Common Stock and other securities that he would have received had he exercised the Warrants immediately prior to such issuance.

            (b) For the purpose of this Section 5, the term "Common Stock" shall mean (i) the class of stock designated as the Common Stock of the Company at the date of this Agreement, or (ii) any other claw of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value.

      5.2 No Adjustment for Dividends. Except as provided in Section 5.1 hereof, no adjustment in respect of any dividends or distributions out of earnings shall be made during the term of a Warrant or upon the exercise of a Warrant.

      5.3 No Adjustment in Certain Cases. No adjustments shall be made pursuant to Section 5 hereof in connection with the grant or exercise of presently authorized or outstanding options to purchase Common Stock under the Company's existing stock option plan or the exercise of presently outstanding warrants to purchase Common Stock.

      5.4 Preservation of Purchase Price upon Reclassification, Consolidation, etc. In case of any consolidation of the Company with or merger of the Company into another corporation or in case of any sale or conveyance to another corporation of the property, assets or business of the Company as an entirety or substantially as an entirety, the Company or such successor or purchasing corporation, as the case may be, shall execute with the Holder an agreement that the Holder shall have the right thereafter, upon payment of the Exercise Price in effect immediately prior to such action, to purchase, upon exercise of each Warrant, the kind and amount of shares and other securities and property which it would have owned or have been entitled to receive after the occurrence of such consolidation, merger, sale or conveyance had each Warrant been exercised immediately prior to such action. In the event of a merger described in Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended, in which the Company is the surviving corporation, the right to purchase sham of Common Stock under the Warrant shall terminate on the date of such merger and thereupon the Warrant shall become null and void, but only if the controlling corporation shall agree to substitute for the Warrant its warrant which entitle the holders thereof to purchase upon their exercise the kind and amount of shares and other securities and property which they would have owned or been entitled to receive had the Warrant been exercised immediately prior to such merger. Any such agreements referred to in this Subsection 5.4 shall provide for adjustments, which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 5 hereof. The provisions of this Subsection 5.4 shall similarly apply to successive consolidations, mergers, sales or conveyances.

      6. Registration Rights.

      6.1 Definitions.

            (a) "Commission" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act of 1933, as amended (the "Securities Act").

            (b) "Registrable Securities" shall mean (x) shares of Common Stock issuable upon exercise of the Warrants and (y) any Common Stock issued as a dividend or other distribution with respect to or in exchange for or in replacement of the shares referenced in (x) above, provided, however, that Registrable Securities shall not include any shares of Common Stock which have previously been registered or which have been sold to the public.

            (c) The terms "register," "registered" and "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act and applicable rules and regulations thereunder, and the declaration or ordering of the effectiveness of such registration statement.

            (d) "Registration Expenses" shall mean all expenses incurred in effecting any registration pursuant to this Agreement, including, without limitation, all registration, qualification, and filing fees, printing expenses, escrow fees and disbursements of counsel for the Company, blue sky fees and expenses of any regular or special audits incident to or required by any such registration, but shall not include selling expenses and fees and disbursements of counsel for the Holder.

            (e) "Rule 144" shall mean Rule 144 as promulgated by the Commission under the Securities Act as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

            (f) "Rule 145" shall mean Rule 145 as promulgated by the Commission under the Securities Act, as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

      6.2 "Piggyback" Registration. If the Company shall determine to register any of its shares of Common Stock in a firm commitment public offering for its own account, other than a registration relating solely to employee benefit plans, or a registration relating solely to a Rule 145 transaction on Form S-4, or a registration on any registration form that does not permit secondary sales, the Company will:

            (a)   promptly give to Holder written notice thereof,

            (b) use its best efforts to include in such registration (and any related qualification under the blue sky laws or other compliance), except as set forth in Section 6.3 below, and in any underwriting involved therein, all the Registrable Securities specified in a written request or requests, made by Holder within Twenty (20) days after the written, notice from the Company described in clause 6.2(a) above is given. Such written request may specify all or a part of Holder's Registrable Securities; and

            (c) pay all Registration Expenses, other than the selling expenses of Holder's Registrable Securities.

      6.3 Underwriting. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shaft so advise the Holder as a part of the written notice. In such event, the right of the Holder to registration pursuant to this Section 6 shall be conditioned upon Holder's participation in such underwriting and the inclusion of the Holder's Registrable Securities in the underwriting to the extent provided herein. The Holder shall (together with the Company) enter into an underwriting agreement in customary form with the representative of the underwriter of underwriters selected by the Company.

      6.4 Exclusion of Registrable Securities. Notwithstanding any other provisions of this Section 6, if the representative of the underwriters advises the Company that marketing factors require a limitation on the number of shares to be underwritten, the representative may (subject to the limitations set forth below) exclude all Registrable Securities from, or limit the number of Registrable Securities to be included in, the registration and underwriting. The Company shall so advise the Holder, and the number of shares of securities that are entitled to be included in the registration and underwriting shall be allocated first to the Company for securities being sold for its own account and thereafter to the Holder, pro rata with any other holders of Common Stock having registration rights. If the Holder does not agree to the terms of any such underwriting, he shall be excluded therefrom by written notice from the Company or the underwriter. Any Registrable Securities or other securities excluded or withdrawn from such underwriting shall be withdrawn from such registration.

            If shares are so withdrawn from the registration or if the number of shares of Registrable Securities to be included in such registration was previously reduced as a result of marketing factors, the Company shall then offer to all persons who have retained the right to include securities in the registration the right to include additional securities in the registration in an aggregate amount equal to the number of sham so withdrawn, with such sham to be allocated among the persons requesting additional inclusion pro rata amongst those persons requesting inclusion.

      6.5 Registration Procedures. In the case of each registration effected by the Company pursuant to Section 6, the Company will keep Holder advised in writing as to the initiation of each registration and as to the completion thereof, at its expense, the Company will use its best efforts to:

            (a) Keep such registration effective for a period of one hundred twenty (120) days or until the Holder has completed the distribution described in the registration statement relating thereto, whichever first occurs; provided, however, that (x) such 120-days period shall be extended for a period of time equal to the period the Holder refrains from selling any securities included in such registration at the request of an underwriter of Common Stock (or other securities) of the Company; and (y) in the case of any registration of Registrable Securities on Form S-3 which are intended to be offered on a continuous or delayed basis, such 120-day period shall be extended, if necessary, to keep the registration statement effective until all such Registrable Securities are sold, provided that Rule 145, or any successor rule under the Securities Act, permits an offering on a continuous or delayed basis, and provided further that applicable rules under the Securities Act governing the obligation to file a post-effective amendment permit, in lieu of filing a post-effective amendment that (I) includes any prospectus required by Section 10(a)(3) of the Securities Act or (II) reflects facts or events representing a material or fundamental change in the information set forth in the registration statement, the incorporation by reference of information required to be included in (I) and (II) above to be contained in periodic reports filed pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 in the registration statement.

            (b) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

            (c) Furnish such number of prospectuses and other documents incident thereto, including any amendment of or supplement to the prospectus, as the Holder from time to time may reasonably request;

            (d) Notify the Holder at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement; as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing, and at the request of Holder, prepare and furnish to the Holder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing;

            (e) Cause all such Registrable Securities registered pursuant hereunder to be listed on each securities exchange on which similar securities issued by the Company are then listed;

            (f) Provide a transfer agent and registrar for all Registrable Securities registered, pursuant to such registration statement and a CUSIP number for all such Registrable Securities, in each case not later than the effective date of such registration; and

            (g) Otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first month after the effective date of the Registration Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act.

      7. Fractional Shares; Issuance of Shares; Legends.

      7.1 Fractional Shares. The Company shall not be required to issue fractional shares of Company Common Stock an the exercise of a Warrant if any fraction of a share of Stock would, except for the provisions of this Section 6, be issuable on the exercise of a Warrant (or specified portion thereof), the Company shall in lieu thereof pay an amount in cash equal to the then Current Fair Market Value, multiplied by such fraction. For purposes of this Agreement, the term "Current Fair Market Value" shall mean (i) if the Common Stock is traded in the over-the-counter market and not in the NASDAQ Small Cap Market or the National Market nor on any national securities exchange, the average of the per share closing bid prices of the Common Stock on the 10 consecutive trading days immediately preceding the date in question, as reported by NASDAQ or an equivalent generally accepted reporting service, or (ii) if the Common Stock is traded in the NASDAQ Small Cap Market or the National Market or on a national securities exchange, the average for the 10 consecutive trading days immediately preceding the date in question of the daily per share closing prices of the Common Stock in the NASDAQ Small Cap Market or the National Market or on the principal stock exchange an on which it is listed, as the case may be or (iii) if the class of Stock is not publicly traded or quoted, the fair market value as determined by the Board of Directors of the Company based on (with appropriate adjustments) the most recent purchases of the Company's Stock and/or other relevant factors including the Company's income and assets or evaluation reports received by the Company.

      7.2 Issuance of Shares. All shares of Stock issued upon exercise of a Warrant will be duly authorized, validly issued, fully paid and nonassessable.

      7.3 Legends. If the Stock to be issued upon exercise of this Warrant has not been registered under the Securities Act of 1933, as amended, then the stock certificates representing such shares of Common Stock shall bear a legend substantially in the following form:

      THE SHARES OF STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR APPLICABLE STATE SECURITIES LAWS AND ARE RESTRICTED SECURITIES. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER THE ACT AND STATE SECURITIES LAWS.

      8. Transferability. The Warrant or the Shares of Company Common Stock underlying the Warrant shall not be transferred, and the Company shall not be required to register any transfer on the books of the Company, unless the Company shall have been provided with an opinion of counsel satisfactory to it prior to such transfer that registration under the Securities Act and applicable state securities laws is not required in connection with the transaction resulting in such transfer. Each new Warranty or Company Common Stock certificate issued upon any transfer as above provided shall bear an appropriate investment legend, except that such Warrant or Company Common Stock certificate shall not bear such restrictive legend if the opinion of counsel referred to above is to further effect that such legend is not required in order to establish compliance with the provisions of the Securities Act or if such transfer is made in accordance with the provisions of Rule 144(k) promulgated under the Securities Act. The Warrant may also be transferred by will or devise and by the laws of descent.

      Any attempt to transfer, sell or otherwise dispose of this Warrant (except as provided above) shall be void and shall not convey any rights or privileges to the transferee.

      9.    Miscellaneous.

      9.1   Notices.

            All notices, requests, demand and other communications required Or Permitted to be given hereunder shall be deemed to have been duly given if in writing and delivered personally, given by prepaid telegram, or mailed first class, postage prepaid, registered or certified mail, return receipt requested, to the following addresses:

            If to the Company:      SHOPPING.COM
                                    2101 E. Coast Hwy., Garden Level
                                    Corona del Mar, California 92625
                                    Attention: Mr. Robert J. McNulty

            With a copy to:         Jeffers, Wilson, Shaff & Falk, LLP
                                    18881 Von Karman Avenue, Suite 1400
                                    Irvine, California  92612
                                    Attention: Barry D. Falk, Esq.

            If to the Holder:       William D. Schweitzer
                                    3041 Creekview Drive
                                    Grapevine, Texas  76051

            Any party may change the address to which such communications are to be directed to it by giving written notice to the other party. Except as otherwise provided in this Warrant, all notices shall be deemed to be given when delivered in person, or if placed in the mail as aforesaid, then two (2) days thereafter.

      9.2 Modifications. The parties may, by mutual consent, amend, modify, supplement and waive any right under this Warrant in any manner agreed by them in writing at any time.

      9.3 Entire Agreement. This Agreement, and any documents, instruments or agreements specifically referred to herein, set forth the entire agreement and understanding of the parties with respect to the transactions contemplated hereby and supersede all Prior agreements, arrangements and understandings relating to the subject matter hereof.

      9.4 Headings. The section and paragraph headings contained in this Agreement am for convenient reference only, and shall not in any way affect the meaning or interpretation hereof.

      9.5 Governing Law; Arbitration. This Agreement shall be governed by and construed in accordance with the laws of the State of California, without any regard to the choice of law provisions thereof. Any dispute arising under this Agreement shall be resolved by binding arbitration under the rules of commercial arbitration of the American Arbitration Association in Orange County, California.

      9.6 Severability. If any provision of this Agreement shall be hold to be invalid, illegal or unenforceable, it shall be deemed severable from the remaining provisions of this Agreement which shall remain in full force and effect.

      9.7 Waiver. No waiver of any provision of this Agreement or any breach thereof shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar) or any other breach hereunder nor shall such waiver constitute a continuing waiver. Either party may waive performance of any provision of this Agreement, the nonperformance of which would otherwise constitute a breach of this Agreement including but not limited to the nonperformance of any condition precedent to such party's performance, without affecting the enforceability of this Agreement or the provisions contained herein.

      9.8 Heirs; Successors and Assigns. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective heirs, successors and assigns of the parties hereto. Holders may transfer and assign the Warrants only as provided in Section 7 and any assignment in violation of the foregoing shall be void.

      9.9 Attorneys' Fees. If any legal action is instituted to enforce or interpret the terms of this Agreement, the prevailing party in such action shall be entitled to actual attorneys' fees in addition to any other relief to which the party is entitled.

      IN WITNESS WHEREOF, the parties have executed this instrument as of the date first written above.

                                        SHOPPING.COM,  a California corporation


                                        By:   /s/ Robert J. McNulty
                                              ------------------------------
                                              Robert J. McNulty, President



                                        "HOLDER"


                                        /s/  William D. Schweitzer
                                        ------------------------------------
                                        William D. Schweitzer

                                                                 EXHIBIT 4.13
                                                                 ------------

THIS SUBSCRIPTION AGREEMENT DOES NOT CONSTITUTE AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY ANY OF THE SECURITIES REFERRED TO HEREIN.


                           SUBSCRIPTION AGREEMENT


Shopping.com
2101 East Coast Highway
Garden level
Corona Del Mar, CA  92625
Attn:  Robert McNulty

            Re:   Prospective Purchase of Notes and Warrants
                  Shopping.com, a California corporation

Gentlemen:

      The undersigned, by signing the Signature Page attached hereto, hereby irrevocably tenders this subscription and applies to purchase 16 units (the "Units") of Shopping.com, a California corporation (the "Company"), at a purchase price of $25,000 per Unit. Each Unit consists of a Promissory Note in the principal amount of $25,000 and warrants to purchase 2,500 shares of the Company's Common Stock, no par value (the "Common Stock"), at an exercise price of $14.00 per share.

      Enclosed, in cash or good funds (in the case of a check, the check should be payable to the order of "Shopping.com") as tender of the purchase price for the Units, is the aggregate amount of $100,000.00 ($25,000 minimum).

      The undersigned hereby acknowledges receipt of a copy of the Company's Annual Report on form 10-KSB for the period ending January 31, 1998 (the "Report"), relating to and describing the terms and conditions of the offer and sale of the Units.

      The undersigned hereby represents and warrants to, and covenants with, the Company as follows, recognizing that the Company will rely to a material degree upon such representations, warranties and covenants, each of which shall survive any acceptance of this subscription in whole or in part by the Company and the issuance and sale of any Units to the undersigned:

      1. All statements made in the Prospective Investor Questionnaire which has been or is concurrently being furnished to the Company by the undersigned continue to be and are true, accurate and complete as of the date hereof.

      2. The undersigned has been informed and is aware that an investment in the Units involves a degree of risk and speculation, and has carefully read and considered the Report in its entirety.

      3. The undersigned confirms that he has been advised that he should rely on, and that he has consulted and relied upon, his own accounting, legal and financial advisors with respect to this investment in the Units. The undersigned and his professional advisor(s) (as defined in Section 260.102.12(g) of the Rules of the California Corporations Commissioner), if any, have been afforded an opportunity to meet with the officers and directors of the Company and to ask and receive answers to any questions about this offering and the proposed business and affairs of the Company, and to obtain any additional information which the Company possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of information provided in the Report, and have therefore obtained, in the judgement of the undersigned and/or his or her professional advisor(s), sufficient information to evaluate the merits and risks of investment in the Units. The undersigned acknowledges and agrees that he/she has had an opportunity to meet and speak with officers or representatives and to ask questions and get answers with respect to the Company and this offering.

      4. The undersigned understands and acknowledges that no federal or state agency has made any finding or determination as to the fairness or suitability for investment in, nor any recommendation or endorsement of, the Company or the Units.

      5. On the basis of the review of the materials and information described above, and relying solely thereon and upon the knowledge and experience of the undersigned and/or his or her professional advisor(s), if any, in business and financial matters, the undersigned has evaluated the merits and risks of investment in the Units and has determined that he or she is both willing and able to undertake the economic risk of this investment.

      6. The Units are being acquired by the undersigned for the personal account of the undersigned for investment and not with a view to, or for resale in connection with, any distribution thereof or of any interest therein, and no one else has any beneficial ownership or interest in the Units being acquired by the undersigned, nor are they to be subject to any lien or pledge. The undersigned has no present obligation, indebtedness or commitment pending, nor is any circumstance in existence which will compel the undersigned to secure funds by the sale, transfer or other distribution of any of the Units or any interest therein or any Stock that may be distributed in respect thereof.

      7. The undersigned understands and agrees that the Units cannot be transferred or assigned that there is and will be no public market therefor, and, accordingly, that it may not be possible for the undersigned readily, if at all, to liquidate this investment in the Units in case of an emergency or otherwise. The undersigned has the net worth, past income and estimated future income set forth in the Prospective Investor Questionnaire, can afford to bear the risks of an investment in the Units, including the risk of losing the entire investment, for an indefinite period of time, and has adequate means of providing for his or her current needs and personal contingencies and has no need for liquidity in this investment.

      8. The undersigned understands and acknowledges that the Units are being offered and sold pursuant to one or more exemptions from the registration and qualification requirements of the Securities Act of 1933 and the California

Corporate Securities Act of 1968, the availability of which depend upon the truth and completeness of the information provided to the Company in the Prospective Investor Questionnaire and the bona fide nature of the foregoing representations and warranties. With such realization, the undersigned hereby authorizes the Company to act as it may see fit in reliance on such information, representations and warranties, including the placement of the following legend on the stock certificate(s) issued to the undersigned in addition to any other legends that may be imposed thereon which, in the reasonable opinion of Company's counsel, may be required by applicable securities laws:

      "THE UNITS REPRESENTED HEREBY HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSIONS UNDER THE SECURITIES ACT OF 1933 OR WITH THE CALIFORNIA DEPARTMENT OF CORPORATIONS UNDER THE CORPORATE SECURITIES LAW OF 1968, AS AMENDED. THE UNITS MAY NOT BE PLEDGED, SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACTS COVERING THE UNITS OR AN OPINION OR QUALIFIED COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED."

      9. The undersigned hereby indemnifies and holds harmless the Company, and its respective officers, directors, shareholders, employees and agents, as the case may be, from and against any and all damages suffered and liabilities incurred by any of them (including costs of investigation and defense and attorneys' fees) arising out of any inaccuracy in the agreements, representations, covenants and warranties made by the undersigned herein.

      10. If the undersigned is purchasing the Units subscribed for hereby in a fiduciary capacity, the above representations and warranties shall be deemed to have been made on behalf of the person or persons for whom the undersigned is so purchasing.

      11. The undersigned hereby acknowledges and agrees that the undersigned is not entitled to cancel, terminate or revoke this subscription or any agreements of the undersigned hereunder and that such subscription and agreements shall survive the death or disability of the undersigned.

      12. The undersigned understands and acknowledges that this subscription may be accepted or rejected by the Company in its sole discretion, together with a completed and executed Prospective Investor Questionnaire and all information required by the provisions hereof and payment of the full amount of the subscription price for the Units subscribed for. Any amounts tendered in excess of the total payable as the purchase price for Units as to which this subscription has been accepted will thereafter be delivered to the undersigned as soon as is practicable, all as described in the Confidential Private Placement Memorandum. The Company shall signify its rejection by returning to the undersigned this Subscription Agreement and all funds (without interest or deduction) submitted by the undersigned.

      NEITHER THE COMPANY, NOR ANY OFFICER, DIRECTOR, SHAREHOLDER, EMPLOYEE OR AGENT OF ANY OF THEM SHALL BE LIABLE TO ANY PERSON FOR THE REJECTION, IN WHOLE

OR IN PART, OF ANY OFFER TO SUBSCRIBE TO PURCHASE UNITS, NOTWITHSTANDING THAT THE UNDERSIGNED MAY OTHERWISE BE QUALIFIED AS A PROSPECTIVE INVESTOR.

      13. If, prior to the sale of any Units to the undersigned, there is a material change in die undersigned's investment intention as expressed herein, or if there occurs any change which would make either the representations or warranties made by the undersigned herein or the information provided by the undersigned in the Prospective Investor Questionnaire materially untrue or misleading, the undersigned agrees to immediately so notify the Company, and any prior acceptance of the subscription of the undersigned shall be voidable at the option of the Company.

      IN WITNESS WHEREOF, the undersigned executes and agrees to be bound by this Subscription Agreement by executing the Signature Page attached hereto on the date therein indicated.

                               SIGNATURE PAGE
                     (All information must be completed)

Date:  May 15, 1998

/s/ Michael Wiekamp        $100,000           10,000            $100,000
----------------------   --------------   --------------     --------------
Signature of Purchaser   Purchase Price    # of Warrants    Total $ Investment


/s/ Mary Kathleen Wiekamp               Michael Wiekamp & Mary Kathleen Wiekamp
-------------------------               ---------------------------------------
Signature of Joint Owner (if any)       Name(s) of Purchaser (Print)

If Joint Ownership, check one:
                                        Residence Address:
   X    Joint Tenants, with             ------------------
-----   Right of Survivorship           41 Blue Horizon
                                        Laguna Niguel, California 92677
_____   Tenants in Common

_____   Community Property                     ###-##-####  (Mary)
                                               -------------------
                                               ###-##-####  (Michael)
                                               ----------------------
                                        Social Security No. or Taxpayer I.D. No.



ACCEPTED AND AGREED:

SHOPPING.COM

By  /s/ Robert J. McNulty
    -------------------------------
    Robert J. McNulty, Chief Executive Officer

Date:  May __, 1998

                                                                 EXHIBIT 4.14
                                                                 ------------

                          UNSECURED PROMISSORY NOTE


$100,000.00              Corona Del Mar, California             May 15, 1998


      1.    Principal.

            FOR VALUE RECEIVED, the undersigned, SHOPPING.COM ("Maker"), promises to pay Mike Wiekamp ("Payee"), or order, at 2101 East Coast Highway, Corona Del Mar, CA 92625 or such other place as the holder of this Note shall specify, in lawful money of the United States of America, the principal amount of One Hundred Thousand Dollars ($100,000.00), together with interest at the rate of ten percent (10%) per annum, payable as hereinafter provided.

      2.    Payment of Principal and Interest.

            All principal of and interest accruing on this Note shall be due and payable six months from the date of this Note.

            Interest shall be calculated on the unpaid principal balance of this Note on the basis of a year of 360 days and the actual number of days elapsed until payment, unless such calculation would result in a usurious rate, in which case interest shall be calculated on the basis of a year of 365 or 366 days, as the case may be. Interest shall accrue and be payable under this Note whether or not Maker, or Maker's successors or assigns, should avail themselves of the protection of the United States bankruptcy laws. From and after the occurrence of an "event of default" as set forth in Section 7 hereof, interest shall continue to accrue on the unpaid principal balance of this Note at the same interest rate as set forth in Section 1 of this Note.

      3.    Prepayment.

            A. This Note may be prepaid at any time or from time to time, in whole or in part, without penalty.

            B. Each such prepayment shall include all interest then accrued but unpaid on this Note.

            C. Any partial prepayment of the outstanding principal balance shall in no way release, discharge or affect the obligation of the Maker to continue to make any other payments of principal or interest provided for herein until this Note is paid in full.

      4.    Application of Payments.

            Each payment on this Note (whether made when due or otherwise) shall be credited first, to late charges, fees and other charges due, including collection costs and attorneys' fees, second against interest then due, and the remainder of such payment shall be credited against the unpaid principal.

      5.    Waiver.

            Maker and all endorsers, guarantors and all persons liable, or to become liable on this Note (each hereinafter referred to in this Section as the "Applicable Party"), jointly and severally, waive presentment, protest and demand, notice of protest, demand, dishonor and nonpayment of this Note, notice of acceleration, notice of intent to accelerate, and any and all other notices or matters of a like nature, and consent to any and all renewals and extensions of the fine of payment hereof. Each Applicable Party agrees that at any time and from time to time, without notice, (i) the terms of payment herein, or (ii) the terms of any guaranty of this Note, or (iii) the security described in any documents at any time securing this Note, may be modified, increased, changed or exchanged, in whole or in part, without in any way affecting the liability of any Applicable Party.

      6.    Late Charge.

            If any payment of interest and/or principal hereunder is not received by Payee within ten (10) days after the due date thereof, Maker agrees to pay Payee a late charge equal to five percent (5%) of the unpaid amount. Maker acknowledges that it would be extremely difficult to fix Payee's actual damages for the failure of Maker to timely pay any amount due under this Note. Accordingly, such late charge shall be deemed to be Payee's damages for any such late payment, provided that such late charge shall not limit Payee's right to compel prompt performance by Maker or to exercise other remedies available to Payee.

      7.    Default by Maker.

            Any one or more of the following shall constitute an "Event of Default" by Maker under the terms of this Note:

            A. If Maker fails to pay any payment, whether at maturity or otherwise, of principal and/or interest upon the due date thereof.

            B. If Maker defaults in the performance or observance of any of the covenants, conditions or agreements set forth in this Note.

            C. If Maker institutes proceedings to be adjudicated a voluntary bankrupt; consents to the filing of a bankruptcy proceeding against Maker; files or consents to filing of a petition or answer or consent seeking reorganization under the federal bankruptcy laws or any other similar applicable federal or state law; consents to the appointment or a receiver of liquidator or trustee or assignee in bankruptcy or insolvency of the Maker or a substantial part of Maker's property; an assignment for the benefit of creditors is made by the Maker; or Maker admits in writing of Maker's inability to pay Maker's debts generally as they become due.

      8.    Remedies Upon Default.

            If an Event of Default occurs, at the option of Payee, and upon written demand, the Payee may accelerate the due date of this Note and declare the entire outstanding principal balance hereof, including all fees and costs (if any), and accrued but unpaid interest, immediately due and payable in full.

            Each of the options, rights and remedies provided herein or available at law or in equity which may be exercised by Payee may be exercised separately or concurrently with any one or more other options, rights or remedies available to Payee. Failure to exercise any option, right or remedy shall not constitute a waiver of the right of the Payee to exercise such option, right or remedy in the event of or with respect to any prior, subsequent or concurrent transaction or occurrence of the same or a different kind or character.

      9.    Attorneys' Fees.

            Maker agrees to pay all costs of collection or enforcement of this Note when incurred, including, but not limited to, reasonable attorneys' fees. If any suit or action is instituted to enforce this Note, Maker promises to pay, in addition to the costs and disbursements allowed by law, such sum as the court may adjudge as reasonable attorneys' fees in such suit or action. Maker shall also pay all reasonable attorneys' fees and costs incurred by Payee in connection with any modification, amendment or consent related to any renegotiation or modification of this Note.

      10.   Severability.

            Every provision of this Note is intended to be severable. If any term or provision hereof is declared by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the balance of the terms and provisions hereof, which terms and provisions shall remain binding and enforceable.

      11.   Governing Law.

            This Note shall be governed by and construed in accordance with the laws of the State of California.

      12.   Notices.

            All notices, statements or demands shall be in writing and shall be served in person, by telegraph, by express mail, by certified mail or by private overnight delivery. Service shall be deemed conclusively made (i) at the time of service, if personally served, (ii) at the time (as confirmed in writing by the telegraphic agency) of delivery thereof to the addressee, if served telegraphically, (iii) twenty-four (24) hours (exclusive of weekends and national holidays) after deposit in the United States mail, properly addressed and postage prepaid, if served by express mail, (iv) five (5) calendar days after deposit in the United States mail, properly addressed and postage prepaid, return receipt requested, if served by certified mail, (v) twenty-four (24) hours after delivery by the party giving the notice, statement or demand to the private overnight deliverer, if served by private overnight delivery and (vi) at the time of electronic transmission, if a copy of such notice is mailed within twenty-four (24) hours after the transmission.

            Any notice or demand to Maker shall be given to:

                        Robert J. McNulty
                        Shopping.com
                        2101 E. Coast Hwy., Garden Level
                        Corona del Mar, California  92625

            Any notice or demand to Payee shall be given to:

                        Mike Wiekamp
                        41 Blue Horizon
                        Laguna Niguel, California 92677

            and with a copy to:

                        Barry D. Falk, Esq.
                        JEFFERS, WILSON, SHAFF & FALK, LLP
                        18881 Von Karman Avenue, Suite 1400
                        Irvine, California  92612
                        FAX No.: (949) 660-7799

            Any party hereto may change its address for the purpose of receiving notices, demands or other communications as herein provided by a written notice given in the manner aforesaid to the other party or parties hereto.

      13.   Successor and Assigns.

            All the terms and provisions of this Note shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

      14.   Assignability.

            Maker's obligation hereunder are nontransferable and nonassignable without the prior written consent of Payee.

      15.   Amendment.

            Neither this Note nor any term or provision hereof may be modified, amended or altered except by a written instrument approved by Payee and signed by Maker.

      16.   Headings.

            Headings at the beginning of each numbered Paragraph of this Note are intended solely for convenience and are not to be deemed or construed to be a part of this Note.

      17.   Purpose of Loan.

            The proceeds of this Note are to be used by Maker exclusively for business purposes, and not for personal, family or household purposes.

      18. Time of the Essence.

            TIME IS EXPRESSLY DECLARED TO BE THE ESSENCE of each obligation of the Maker hereunder and in all matters concerning this Note, including all acts or things to be done or performed in connection herewith, and specifically of every provision of this Note in which time is an element.

      19.   Compliance With Usury Laws.

            Maker and Payee intent to comply with all applicable usury laws. In fulfilling this intention, all agreement between Maker and Payee are expressly limited so that the amount of interest paid or agreed to be paid to Payee for the use, forbearance, or detention of money under this Note shall not exceed the maximum amount permissible under applicable law.

            If for any reason payment of any amount required under this Note shall be prohibited by law, then the obligation shall be reduced to the maximum allowable bylaw. If for any reason Payee receives as interest an amount that would exceed the highest lawful rate, then the amount which would constitute excessive interest shall be applied to the reduction of the principal of this Note and not to the payment of interest. If any conflict arises between this provision and any provision of any other agreement between Maker and Payee, then this provision shall control.

      20.   Legal Representation.

            Maker agrees and represents that such party has been represented by such party's own legal counsel with regard to all aspects of this Note, or if such party is acting without legal counsel, that such party has had adequate opportunity and has been encouraged to seek the advice of such party's own legal counsel prior to the execution of this Agreement.

      21.   Jurisdiction.

            Any action whatsoever brought upon or relating to this Note shall be instituted and prosecuted in the state courts of California, County of Orange, or the federal district court therefore, and each party waives the right to change the venue. The parties hereto further consent to accept service of process in any such action or proceeding by certified mail, return receipt requested.

"MAKER"                                      "PAYEE"

SHOPPING.COM                                 MIKE WIEKAMP


By  /s/ Robert J. McNulty                    By  /s/ Mike Wiekamp
    -------------------------                    -------------------------
    Robert J. McNulty                            Mike Wiekamp
Title:  President and Chief Executive
        Officer
                                             By  /s/ Mary Kathleen Wiekamp
                                                 -------------------------
                                                 Mary Kathleen Wiekamp






                                   -6-

                                                                 EXHIBIT 4.15
                                                                 ------------

                                SHOPPING.COM
                              WARRANT AGREEMENT


THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THIS WARRANT MAY NOT BE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS AN EXEMPTION THEREFROM IS AVAILABLE.

      This Warrant Agreement (this "Agreement") is entered into as of 15th day of May, 1998 by and between, SHOPPING.COM, a California corporation (the "Company"), and Michael Wiekamp and Mary Kathleen Wiekamp (the "Holder").

                                  RECITALS

      WHEREAS, the Company has agreed to grant to Holder warrants to purchase 10,000 shares of Company Common Stock in exchange and in consideration for good and valuable goods and services.

      NOW, THEREFORE, BE IT RESOLVED, the parties agree hereto as follows:

      1.    Description, Execution.

            (a) The Company agrees to issue to the Holder and the Holder agrees to accept the Warrant Certificate evidencing the right to purchase shares of the Company common stock at an initial purchase price of Fourteen Dollars ($14.00) per Share as to which the Warrant is exercisable. The Warrant Certificate shall be substantially in the form annexed hereto as Exhibit A.

            (b) This Agreement shall be executed on behalf of the Company by its President Upon delivery of this Warrant to the Holder, this Agreement shall be binding upon the Company, and the Holder shall be entitled to all the benefits set forth herein.

      2. Term of Warrant. The Warrant shall become exercisable at any time after the date hereof, and remain exercisable, subject to the conditions set forth in
Section 3 until the close of business on May 15, 2001 (the "Expiration Date").

      3.    Exercise of Warrant.

            (a) Subject to (b) below, at any time until the Expiration Date, the Holder shall have the right to purchase from the Company (and the Company shall promptly issue to the Holder) one fully-paid and nonassessable share of Common Stock at the Exercise Price (as defined below) for each Warrant, by surrendering the appropriate Warrant Certificate and the Subscription Form attached hereto to the Company at its executive offices and paying the aggregate Exercise Price for the sham to be purchased, in cash, by check or by cancellation of indebtedness.

            (b) The Warrant may be exercised in whole and in part but not in increments of less than 100 shares. In case of a partial exercise, the Warrant Certificate shall be surrendered and a new Warrant Certificate of the same tenor and for the purchase of the number of sham not purchased upon such partial exercise shall be issued by the Company to the Holder hereof. The Warrants shall be deemed to have been exercised immediately prior to the close of business on the date of their surrender for exercise as provided above, and the person or entity entitled to receive the shares of Common Stock issuable upon the exercise shall be treated for all purposes as the holder of such shares of record as of the close of business on such date. Prior to any such exercise, neither the Holder nor any person entitled to receive shares issuable upon exercise shall be or have any of the rights of a shareholder of the Company. No adjustment shall be made for dividends or other stockholder rights for which the record date is prior to the date of exercise. As soon as practicable on or after such date, the Company shall issue in the name of, and deliver to the person or persons entitled to receive, a certificate or certificates for the full number of shares of Common Stock issuable upon such exercise.

      4. Exercise Price. The initial Exercise Price for each share of Common Stock issuable pursuant to the Warrant shall be Fourteen Dollars ($14.00) per Share, adjusted as provided below. The Exercise Price may be paid, in cash, cashier's check or by cancellation of indebtedness from the Company to the Holder.

      5. Adjustment of Warrant Price and Number of Shares of Common Stock. The number and kind of securities purchasable upon the exercise of the Warrants and the Exercise Price shall be subject to adjustment from time to time upon the happening of certain events, as follows:

      5.1 Adjustments. The Exercise Price of the Warrant shall be subject to adjustment as follows:

            (a) In case the Company shall issue rights, options, warrants or convertible securities to all or substantially all holders of its Common Stock, without any charge to such holders, entitling the holder thereof to subscribe for or purchase Stock at a price per share which is lower at the date of issuance of such rights, options, warrants or securities than the then Current Fair Market Value (as defined in Section 7 hereof), the price of shares of Stock thereafter purchasable upon the exercise of the Warrant shall be reduced to a price equal to an amount which would entitle the Holder to receive the same number of shares of Common Stock and other securities that he would have received had he exercised the Warrants immediately prior to such issuance.

            (b) For the purpose of this Section 5, the term "Common Stock" shall mean (i) the class of stock designated as the Common Stock of the Company at the date of this Agreement, or (ii) any other claw of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value.

      5.2 No Adjustment for Dividends. Except as provided in Section 5.1 hereof, no adjustment in respect of any dividends or distributions out of earnings shall be made during the term of a Warrant or upon the exercise of a Warrant.

      5.3 No Adjustment in Certain Cases. No adjustments shall be made pursuant to Section 5 hereof in connection with the grant or exercise of presently authorized or outstanding options to purchase Common Stock under the Company's existing stock option plan or the exercise of presently outstanding warrants to purchase Common Stock.

      5.4 Preservation of Purchase Price upon Reclassification, Consolidation, etc. In case of any consolidation of the Company with or merger of the Company into another corporation or in case of any sale or conveyance to another corporation of the property, assets or business of the Company as an entirety or substantially as an entirety, the Company or such successor or purchasing corporation, as the case may be, shall execute with the Holder an agreement that the Holder shall have the right thereafter, upon payment of the Exercise Price in effect immediately prior to such action, to purchase, upon exercise of each Warrant, the kind and amount of shares and other securities and property which it would have owned or have been entitled to receive after the occurrence of such consolidation, merger, sale or conveyance had each Warrant been exercised immediately prior to such action. In the event of a merger described in Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended, in which the Company is the surviving corporation, the right to purchase sham of Common Stock under the Warrant shall terminate on the date of such merger and thereupon the Warrant shall become null and void, but only if the controlling corporation shall agree to substitute for the Warrant its warrant which entitle the holders thereof to purchase upon their exercise the kind and amount of shares and other securities and property which they would have owned or been entitled to receive had the Warrant been exercised immediately prior to such merger. Any such agreements referred to in this Subsection 5.4 shall provide for adjustments, which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 5 hereof. The provisions of this Subsection 5.4 shall similarly apply to successive consolidations, mergers, sales or conveyances.

      6.    Registration Rights.

      6.1 Definitions.

            (a) "Commission" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act of 1933, as amended (the "Securities Act").

            (b) "Registrable Securities" shall mean (x) shares of Common Stock issuable upon exercise of the Warrants and (y) any Common Stock issued as a dividend or other distribution with respect to or in exchange for or in replacement of the shares referenced in (x) above, provided, however, that Registrable Securities shall not include any shares of Common Stock which have previously been registered or which have been sold to the public.

            (c) The terms "register," "registered" and "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the securities Act and applicable rules and regulations thereunder, and the declaration or ordering of the effectiveness of such registration statement.

            (d) "Registration Expenses" shall mean all expenses incurred in effecting any registration pursuant to this Agreement, including, without limitation, all registration, qualification, and filing fees, printing expenses, escrow fem fees and disbursements of counsel for the Company, blue sky fees and expenses of any regular or special audits incident to or required by any such registration, but shall not include selling expenses and fees and disbursements of counsel for the Holder.

            (e) "Rule 144" shall mean Rule 144 as promulgated by the Commission under the Securities Act as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

            (f) "Rule 145" shall mean Rule 145 as promulgated by the Commission under the Securities Act, as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

      6.2 "Piggyback" Registration. If the Company shall determine to register any of its shares of Common Stock in a firm commitment public offering for its own account, other than a registration relating solely to employee benefit plans, or a registration relating solely to a Rule 145 transaction on Form S-4, or a registration on any registration form that does not permit secondary sales, the Company will:

            (a)   promptly give to Holder written notice thereof,

            (b) use its best efforts to include in such registration (and any related qualification under the blue sky laws or other compliance), except as set forth in Section 6.3 below, and in any underwriting involved therein, all the Registrable Securities specified in a written request or requests, made by Holder within Twenty (20) days after the written, notice from the Company described in clause 6.2(a) above is given. Such written request may specify all or a part of Holder's Registrable Securities; and

            (c) pay all Registration Expenses, other than the selling expenses of Holder's Registrable Securities.

      6.3 Underwriting. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shaft so advise the Holder as a part of the written notice. In such event, the right of the Holder to registration pursuant to this Section 6 shall be conditioned upon Holder's participation in such underwriting and the inclusion of the Holder's Registrable Securities in the underwriting to the extent provided herein. The Holder shall (together with the Company) enter into an underwriting agreement in customary form with the representative of the underwriter of underwriters selected by the Company.

     6.4 Exclusion of Registrable Securities. Notwithstanding any other provisions of this Section 6, if the representative of the underwriters advises the Company that marketing factors require a limitation on the number of shares to be underwritten, the representative may (subject to the limitations set forth below) exclude all Registrable Securities from, or limit the number of Registrable Securities to be included in, the registration and underwriting. The Company shall so advise the Holder, and the number of shares of securities that are entitled to be included in the registration and underwriting shall be allocated first to the Company for securities being sold for its own account and thereafter to the Holder, pro rata with any other holders of Common Stock having registration rights. If the Holder does not agree to the terms of any such underwriting, he shall be excluded therefrom by written notice from the Company or the underwriter. Any Registrable Securities or other securities excluded or withdrawn from such underwriting shall be withdrawn from such registration.

            If shares are so withdrawn from the registration or if the number of shares of Registrable Securities to be included in such registration was previously reduced as a result of marketing factors, the Company shall then offer to all persons who have retained the right to include securities in the registration the right to include additional securities in the registration in an aggregate amount equal to the number of sham so withdrawn, with such sham to be allocated among the persons requesting additional inclusion pro rata amongst those persons requesting inclusion.

      6.5 Registration Procedures. In the case of each registration effected by the Company pursuant to Section 6, the Company will keep Holder advised in writing as to the initiation of each registration and as to the completion thereof, at its expense, the Company will use its best efforts to:

            (a) Keep such registration effective for a period of one hundred twenty (120) days or until the Holder has completed the distribution described in the registration statement relating thereto, whichever first occurs; provided, however, that (x) such 120-days period shall be extended for a period of time equal to the period the Holder refrains from selling any securities included in such registration at the request of an underwriter of Common Stock (or other securities) of the Company; and (y) in the case of any registration of Registrable Securities on Form S-3 which are intended to be offered on a continuous or delayed basis, such 120-day period shall be extended, if necessary, to keep the registration statement effective until all such Registrable Securities are sold, provided that Rule 145, or any successor rule under the Securities Act, permits an offering on a continuous or delayed basis, and provided further that applicable rules under the Securities Act governing the obligation to file a post-effective amendment permit, in lieu of filing a post-effective amendment that (I) includes any prospectus required by Section 10(a)(3) of the Securities Act or (II) reflects facts or events representing a material or fundamental change in the information set forth in the registration statement, the incorporation by reference of information required to be included in (I) and (II) above to be contained in periodic reports filed pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 in the registration statement.

            (b) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

            (c) Furnish such number of prospectuses and other documents incident thereto, including any amendment of or supplement to the prospectus, as the Holder from time to time may reasonably request;

            (d) Notify the Holder at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement; as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing, and at the request of Holder, prepare and furnish to the Holder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing;

            (e) Cause all such Registrable Securities registered pursuant hereunder to be listed on each securities exchange on which similar securities issued by the Company are then listed;

            (f) Provide a transfer agent and registrar for all Registrable Securities registered, pursuant to such registration statement and a CUSIP number for all such Registrable Securities, in each case not later than the effective date of such registration; and

            (g) Otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first month after the effective date of the Registration Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act.

      7.    Fractional Shares; Issuance of Shares; Legends.

      7.1 Fractional Shares. The Company shall not be required to issue fractional shares of Company Common Stock an the exercise of a Warrant if any fraction of a share of Stock would, except for the provisions of this Section 6, be issuable on the exercise of a Warrant (or specified portion thereof), the Company shall in lieu thereof pay an amount in cash equal to the then Current Fair Market Value, multiplied by such fraction. For purposes of this Agreement, the term "Current Fair Market Value" shall mean (i) if the Common Stock is traded in the over-the-counter market and not in the NASDAQ Small Cap Market or the National Market nor on any national securities exchange, the average of the per share closing bid prices of the Common Stock on the 10 consecutive trading days immediately preceding the date in question, as reported by NASDAQ or an equivalent generally accepted reporting service, or (ii) if the Common Stock is traded in the NASDAQ Small Cap Market or the National Market or on a national securities exchange, the average for the 10 consecutive trading days immediately preceding the date in question of the daily per share closing prices of the Common Stock in the NASDAQ Small Cap Market or the National Market or on the principal stock exchange an on which it is listed, as the case may be or (iii) if the class of Stock is not publicly traded or quoted, the fair market value as determined by the Board of Directors of the Company based on (with appropriate adjustments) the most recent purchases of the Company's Stock and/or other relevant factors including the Company's income and assets or evaluation reports received by the Company.

      7.2 Issuance of Shares. All shares of Stock issued upon exercise of a Warrant will be duly authorized, validly issued, fully paid and nonassessable.

      7.3 Legends. If the Stock to be issued upon exercise of this Warrant has not been registered under the Securities Act of 1933, as amended, then the stock certificates representing such shares of Common Stock shall bear a legend substantially in the following form:

      THE SHARES OF STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR APPLICABLE STATE SECURITIES LAWS AND ARE RESTRICTED SECURITIES. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER THE ACT AND STATE SECURITIES LAWS.

      8. Transferability. The Warrant or the Shares of Company Common Stock underlying the Warrant shall not be transferred, and the Company shall not be required to register any transfer on the books of the Company, unless the Company shall have been provided with an opinion of counsel satisfactory to it prior to such transfer that registration under the Securities Act and applicable state securities laws is not required in connection with the transaction resulting in such transfer. Each new Warranty or Company Common Stock certificate issued upon any transfer as above provided shall bear an appropriate investment legend, except that such Warrant or Company Common Stock certificate shall not bear such restrictive legend if the opinion of counsel referred to above is to further effect that such legend is not required in order to establish compliance with the provisions of the Securities Act or if such transfer is made in accordance with the provisions of Rule 144(k) promulgated under the Securities Act. The Warrant may also be transferred by will or devise and by the laws of descent.

      Any attempt to transfer, sell or otherwise dispose of this Warrant (except as provided above) shall be void and shall not convey any rights or privileges to the transferee.

      9.    Miscellaneous.

      9.1   Notices.

            All notices, requests, demand and other communications required Or Permitted to be given hereunder shall be deemed to have been duly given if in writing and delivered personally, given by prepaid telegram, or mailed first class, postage prepaid, registered or certified mail, return receipt requested, to the following addresses:

            If to the Company:      SHOPPING.COM
                                    2101 E. Coast Hwy., Garden Level
                                    Corona del Mar, California 92625
                                    Attention: Mr. Robert J. McNulty

            With a copy to:         Jeffers, Wilson, Shaff & Falk, LLP
                                    18881 Von Karman Avenue, Suite 1400
                                    Irvine, California  92612
                                    Attention: Barry D. Falk, Esq.

            If to the Holder:       Michael Wiekamp
                                    Mary Kathleen Wiekamp
                                    41 Blue Horizon
                                    Laguna Niguel, California 92677

            Any party may change the address to which such communications are to be directed to it by giving written notice to the other party. Except as otherwise provided in this Warrant, all notices shall be deemed to be given when delivered in person, or if placed in the mail as aforesaid, then two (2) days thereafter.

      9.2 Modifications. The parties may, by mutual consent, amend, modify, supplement and waive any right under this Warrant in any manner agreed by them in writing at any time.

      9.3 Entire Agreement. This Agreement, and any documents, instruments or agreements specifically referred to herein, set forth the entire agreement and understanding of the parties with respect to the transactions contemplated hereby and supersede all Prior agreements, arrangements and understandings relating to the subject matter hereof.

      9.4 Headings. The section and paragraph headings contained in this Agreement am for convenient reference only, and shall not in any way affect the meaning or interpretation hereof.

      9.5 Governing Law; Arbitration. This Agreement shall be governed by and construed in accordance with the laws of the State of California, without any regard to the choice of law provisions thereof. Any dispute arising under this Agreement shall be resolved by binding arbitration under the rules of commercial arbitration of the American Arbitration Association in Orange County, California.

      9.6 Severability. If any provision of this Agreement shall be hold to be invalid, illegal or unenforceable, it shall be deemed severable from the remaining provisions of this Agreement which shall remain in full force and effect.

      9.7 Waiver. No waiver of any provision of this Agreement or any breach thereof shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar) or any other breach hereunder nor shall such waiver constitute a continuing waiver. Either party may waive performance of any provision of this Agreement, the nonperformance of which would otherwise constitute a breach of this Agreement including but not limited to the nonperformance of any condition precedent to such party's performance, without affecting the enforceability of this Agreement or the provisions contained herein.

      9.8 Heirs; Successors and Assigns. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective heirs, successors and assigns of the parties hereto. Holders may transfer and assign the Warrants only as provided in Section 7 and any assignment in violation of the foregoing shall be void.

      9.9 Attorneys' Fees. If any legal action is instituted to enforce or interpret the terms of this Agreement, the prevailing party in such action shall be entitled to actual attorneys' fees in addition to any other relief to which the party is entitled.

      IN WITNESS WHEREOF, the parties have executed this instrument as of the date first written above.

                                   SHOPPING.COM,  A CALIFORNIA CORPORATION


                                   By:   /s/ Robert J. McNulty
                                         -----------------------------------
                                         Robert J. McNulty, President



                                   "HOLDER"


                                   /s/ Michael Wiekamp
                                   -------------------------------------
                                   Michael Wiekamp


                                   /s/ Mary Kathleen Wiekamp
                                   -------------------------------------
                                   Mary Kathleen Wiekamp

                                                                 EXHIBIT 4.16
                                                                 ------------

THIS SUBSCRIPTION AGREEMENT DOES NOT CONSTITUTE AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY ANY OF THE SECURITIES REFERRED TO HEREIN.


                           SUBSCRIPTION AGREEMENT


Shopping.com
2101 East Coast Highway
Garden level
Corona Del Mar, CA  92625
Attn:  Robert McNulty

            Re:   Prospective Purchase of Notes and Warrants
                  Shopping.com, a California corporation

Gentlemen:

      The undersigned, by signing the Signature Page attached hereto, hereby irrevocably tenders this subscription and applies to purchase 16 units (the "Units") of Shopping.com, a California corporation (the "Company"), at a purchase price of $25,000 per Unit. Each Unit consists of a Promissory Note in the principal amount of $25,000 and warrants to purchase 2,500 shares of the Company's Common Stock, no par value (the "Common Stock"), at an exercise price of $14.00 per share.

      Enclosed, in cash or good funds (in the case of a check, the check should be payable to the order of "Shopping.com") as tender of the purchase price for the Units, is the aggregate amount of $500,000.00 ($25,000 minimum).

      The undersigned hereby acknowledges receipt of a copy of the Company's Annual Report on form 10-KSB for the period ending January 31, 1998 (the "Report"), relating to and describing the terms and conditions of the offer and sale of the Units.

      The undersigned hereby represents and warrants to, and covenants with, the Company as follows, recognizing that the Company will rely to a material degree upon such representations, warranties and covenants, each of which shall survive any acceptance of this subscription in whole or in part by the Company and the issuance and sale of any Units to the undersigned:

      1. All statements made in the Prospective Investor Questionnaire which has been or is concurrently being furnished to the Company by the undersigned continue to be and are true, accurate and complete as of the date hereof.

      2. The undersigned has been informed and is aware that an investment in the Units involves a degree of risk and speculation, and has carefully read and considered the Report in its entirety.

      3. The undersigned confirms that he has been advised that he should rely on, and that he has consulted and relied upon, his own accounting, legal and financial advisors with respect to this investment in the Units. The undersigned and his professional advisor(s) (as defined in Section 260.102.12(g) of the Rules of the California Corporations Commissioner), if any, have been afforded an opportunity to meet with the officers and directors of the Company and to ask and receive answers to any questions about this offering and the proposed business and affairs of the Company, and to obtain any additional information which the Company possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of information provided in the Report, and have therefore obtained, in the judgment of the undersigned and/or his or her professional advisor(s), sufficient information to evaluate the merits and risks of investment in the Units. The undersigned acknowledges and agrees that he/she has had an opportunity to meet and speak with officers or representatives and to ask questions and get answers with respect to the Company and this offering.

      4. The undersigned understands and acknowledges that no federal or state agency has made any finding or determination as to the fairness or suitability for investment in, nor any recommendation or endorsement of, the Company or the Units.

      5. On the basis of the review of the materials and information described above, and relying solely thereon and upon the knowledge and experience of the undersigned and/or his or her professional advisor(s), if any, in business and financial matters, the undersigned has evaluated the merits and risks of investment in the Units and has determined that he or she is both willing and able to undertake the economic risk of this investment.

      6. The Units are being acquired by the undersigned for the personal account of the undersigned for investment and not with a view to, or for resale in connection with, any distribution thereof or of any interest therein, and no one else has any beneficial ownership or interest in the Units being acquired by the undersigned, nor are they to be subject to any lien or pledge. The undersigned has no present obligation, indebtedness or commitment pending, nor is any circumstance in existence which will compel the undersigned to secure funds by the sale, transfer or other distribution of any of the Units or any interest therein or any Stock that may be distributed in respect thereof.

      7. The undersigned understands and agrees that the Units cannot be transferred or assigned that there is and will be no public market therefor, and, accordingly, that it may not be possible for the undersigned readily, if at all, to liquidate this investment in the Units in case of an emergency or otherwise. The undersigned has the net worth, past income and estimated future income set forth in the Prospective Investor Questionnaire, can afford to bear the risks of an investment in the Units, including the risk of losing the entire investment, for an indefinite period of time, and has adequate means of providing for his or her current needs and personal contingencies and has no need for liquidity in this investment.

      8. The undersigned understands and acknowledges that the Units are being offered and sold pursuant to one or more exemptions from the registration and qualification requirements of the Securities Act of 1933 and the California Corporate Securities Act of 1968, the availability of which depend upon the truth and completeness of the information provided to the Company in the Prospective Investor Questionnaire and the bona fide nature of the foregoing representations and warranties. With such realization, the undersigned hereby authorizes the Company to act as it may see fit in reliance on such information, representations and warranties, including the placement of the following legend on the stock certificate(s) issued to the undersigned in addition to any other legends that may be imposed thereon which, in the reasonable opinion of Company's counsel, may be required by applicable securities laws:

      "THE UNITS REPRESENTED HEREBY HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSIONS UNDER THE SECURITIES ACT OF 1933 OR WITH THE CALIFORNIA DEPARTMENT OF CORPORATIONS UNDER THE CORPORATE SECURITIES LAW OF 1968, AS AMENDED. THE UNITS MAY NOT BE PLEDGED, SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACTS COVERING THE UNITS OR AN OPINION OR QUALIFIED COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED."

      9. The undersigned hereby indemnifies and holds harmless the Company, and its respective officers, directors, shareholders, employees and agents, as the case may be, from and against any and all damages suffered and liabilities incurred by any of them (including costs of investigation and defense and attorneys' fees) arising out of any inaccuracy in the agreements, representations, covenants and warranties made by the undersigned herein.

      10. If the undersigned is purchasing the Units subscribed for hereby in a fiduciary capacity, the above representations and warranties shall be deemed to have been made on behalf of the person or persons for whom the undersigned is so purchasing.

      11. The undersigned hereby acknowledges and agrees that the undersigned is not entitled to cancel, terminate or revoke this subscription or any agreements of the undersigned hereunder and that such subscription and agreements shall survive the death or disability of the undersigned.

      12. The undersigned understands and acknowledges that this subscription may be accepted or rejected by the Company in its sole discretion, together with a completed and executed Prospective Investor Questionnaire and all information required by the provisions hereof and payment of the full amount of the subscription price for the Units subscribed for. Any amounts tendered in excess of the total payable as the purchase price for Units as to which this subscription has been accepted will thereafter be delivered to the undersigned as soon as is practicable, all as described in the Confidential Private Placement Memorandum. The Company shall signify its rejection by returning to the undersigned this Subscription Agreement and all funds (without interest or deduction) submitted by the undersigned.

      NEITHER THE COMPANY, NOR ANY OFFICER, DIRECTOR, SHAREHOLDER, EMPLOYEE OR AGENT OF ANY OF THEM SHALL BE LIABLE TO ANY PERSON FOR

THE REJECTION, IN WHOLE OR IN PART, OF ANY OFFER TO SUBSCRIBE TO PURCHASE UNITS, NOTWITHSTANDING THAT THE UNDERSIGNED MAY OTHERWISE BE QUALIFIED AS A PROSPECTIVE INVESTOR.

      13. If, prior to the sale of any Units to the undersigned, there is a material change in die undersigned's investment intention as expressed herein, or if there occurs any change which would make either the representations or warranties made by the undersigned herein or the information provided by the undersigned in the Prospective Investor Questionnaire materially untrue or misleading, the undersigned agrees to immediately so notify the Company, and any prior acceptance of the subscription of the undersigned shall be voidable at the option of the Company.

      IN WITNESS WHEREOF, the undersigned executes and agrees to be bound by this Subscription Agreement by executing the Signature Page attached hereto on the date therein indicated.

                               SIGNATURE PAGE
                     (All information must be completed)

Date:  May 15, 1998

/s/ Jon Aubry             $500,000          50,000            $500,000
--------------            ---------         --------          ---------
Signature of Purchaser    Purchase Price    # of Warrants     Total $ Investment


                                                  Jon Aubry
----------------------------------                --------------------------
Signature of Joint Owner (if any)                 Name(s) of Purchaser (Print)

If Joint Ownership, check one:                    Residence Address:
                                                  1301 Summit Avenue
-----   Joint Tenants, with                       Fort Worth, Texas 76102
        Right of Survivorship

-----   Tenants in Common

-----   Community Property                        ###-##-####
                                                  ---------------------------
                                                  Social Security No. or
                                                  Taxpayer I.D. No.

ACCEPTED AND AGREED:

SHOPPING.COM


By  /s/ Robert J. McNulty
    ------------------------------------------
    Robert J. McNulty, Chief Executive Officer


Date:  May __, 1998


                                   -4

                                                                 EXHIBIT 4.17
                                                                 ------------

                          UNSECURED PROMISSORY NOTE


$500,000.00              CORONA DEL MAR, CALIFORNIA             MAY 15, 1998


      1.    PRINCIPAL.

            FOR VALUE RECEIVED, the undersigned, SHOPPING.COM ("Maker"), promises to pay Jon Aubry ("Payee"), or order, at 2101 East Coast Highway, Corona Del Mar, CA 92625 or such other place as the holder of this Note shall specify, in lawful money of the United States of America, the principal amount of FIVE HUNDRED THOUSAND DOLLARS ($500,000.00), together with interest at the rate of ten percent (10%) per annum, payable as hereinafter provided.

      2. PAYMENT OF PRINCIPAL AND INTEREST.

            All principal of and interest accruing on this Note shall be due and payable six months from the date of this Note.

            Interest shall be calculated on the unpaid principal balance of this Note on the basis of a year of 360 days and the actual number of days elapsed until payment, unless such calculation would result in a usurious rate, in which case interest shall be calculated on the basis of a year of 365 or 366 days, as the case may be. Interest shall accrue and be payable under this Note whether or not Maker, or Maker's successors or assigns, should avail themselves of the protection of the United States bankruptcy laws. From and after the occurrence of an "event of default" as set forth in Section 7 hereof, interest shall continue to accrue on the unpaid principal balance of this Note at the same interest rate as set forth in Section 1 of this Note.

      3.    PREPAYMENT.

            A. This Note may be prepaid at any time or from time to time, in whole or in part, without penalty.

            B. Each such prepayment shall include all interest then accrued but unpaid on this Note.

            C. Any partial prepayment of the outstanding principal balance shall in no way release, discharge or affect the obligation of the Maker to continue to make any other payments of principal or interest provided for herein until this Note is paid in full.

      4.    APPLICATION OF PAYMENTS.

            Each payment on this Note (whether made when due or otherwise) shall be credited first, to late charges, fees and other charges due, including collection costs and attorneys' fees, second against interest then due, and the remainder of such payment shall be credited against the unpaid principal.

      5.    WAIVER.

            Maker and all endorsers, guarantors and all persons liable, or to become liable on this Note (each hereinafter referred to in this Section as the "Applicable Party"), jointly and severally, waive presentment, protest and demand, notice of protest, demand, dishonor and nonpayment of this Note, notice of acceleration, notice of intent to accelerate, and any and all other notices or matters of a like nature, and consent to any and all renewals and extensions of the fine of payment hereof. Each Applicable Party agrees that at any time and from time to time, without notice, (i) the terms of payment herein, or (ii) the terms of any guaranty of this Note, or (iii) the security described in any documents at any time securing this Note, may be modified, increased, changed or exchanged, in whole or in part, without in any way affecting the liability of any Applicable Party.

      6.    LATE CHARGE.

            If any payment of interest and/or principal hereunder is not received by Payee within ten (10) days after the due date thereof, Maker agrees to pay Payee a late charge equal to five percent (5%) of the unpaid amount. Maker acknowledges that it would be extremely difficult to fix Payee's actual damages for the failure of Maker to timely pay any amount due under this Note. Accordingly, such late charge shall be deemed to be Payee's damages for any such late payment, provided that such late charge shall not limit Payee's right to compel prompt performance by Maker or to exercise other remedies available to Payee.

      7.    DEFAULT BY MAKER.

            Any one or more of the following shall constitute an "Event of Default" by Maker under the terms of this Note:

            A. If Maker fails to pay any payment, whether at maturity or otherwise, of principal and/or interest upon the due date thereof.

            B. If Maker defaults in the performance or observance of any of the covenants, conditions or agreements set forth in this Note.

            C. If Maker institutes proceedings to be adjudicated a voluntary bankrupt; consents to the filing of a bankruptcy proceeding against Maker; files or consents to filing of a petition or answer or consent seeking reorganization under the federal bankruptcy laws or any other similar applicable federal or state law; consents to the appointment or a receiver of liquidator or trustee or assignee in bankruptcy or insolvency of the Maker or a substantial part of Maker's property; an assignment for the benefit of creditors is made by the Maker; or Maker admits in writing of Maker's inability to pay Maker's debts generally as they become due.

      8.    REMEDIES UPON DEFAULT.

            If an Event of Default occurs, at the option of Payee, and upon written demand, the Payee may accelerate the due date of this Note and declare the entire outstanding principal balance hereof, including all fees and costs (if any), and accrued but unpaid interest, immediately due and payable in full.

            Each of the options, rights and remedies provided herein or available at law or in equity which may be exercised by Payee may be exercised separately or concurrently with any one or more other options, rights or remedies available to Payee. Failure to exercise any option, right or remedy shall not constitute a waiver of the right of the Payee to exercise such option, right or remedy in the event of or with respect to any prior, subsequent or concurrent transaction or occurrence of the same or a different kind or character.

      9.    ATTORNEYS' FEES.

            Maker agrees to pay all costs of collection or enforcement of this Note when incurred, including, but not limited to, reasonable attorneys' fees. If any suit or action is instituted to enforce this Note, Maker promises to pay, in addition to the costs and disbursements allowed by law, such sum as the court may adjudge as reasonable attorneys' fees in such suit or action. Maker shall also pay all reasonable attorneys' fees and costs incurred by Payee in connection with any modification, amendment or consent related to any renegotiation or modification of this Note.

      10.   SEVERABILITY.

            Every provision of this Note is intended to be severable. If any term or provision hereof is declared by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the balance of the terms and provisions hereof, which terms and provisions shall remain binding and enforceable.

      11.   GOVERNING LAW.

            This Note shall be governed by and construed in accordance with the laws of the State of California.

      12.   NOTICES.

            All notices, statements or demands shall be in writing and shall be served in person, by telegraph, by express mail, by certified mail or by private overnight delivery. Service shall be deemed conclusively made (i) at the time of service, if personally served, (ii) at the time (as confirmed in writing by the telegraphic agency) of delivery thereof to the addressee, if served telegraphically, (iii) twenty-four (24) hours (exclusive of weekends and national holidays) after deposit in the United States mail, properly addressed and postage prepaid, if served by express mail, (iv) five (5) calendar days after deposit in the United States mail, properly addressed and postage prepaid, return receipt requested, if served by certified mail, (v) twenty-four (24) hours after delivery by the party giving the notice, statement or demand to the private overnight deliverer, if served by private overnight delivery and (vi) at the time of electronic transmission, if a copy of such notice is mailed within twenty-four (24) hours after the transmission.

            Any notice or demand to Maker shall be given to:

                        Robert J. McNulty
                        Shopping.com
                        2101 E. Coast Hwy., Garden Level
                        Corona del Mar, California  92625

            Any notice or demand to Payee shall be given to:

                        Jon Aubry
                        1301 Summit Avenue
                        Fort Worth Texas 76102-4423

            and with a copy to:

                        Barry D. Falk, Esq.
                        JEFFERS, WILSON, SHAFF & FALK, LLP
                        18881 Von Karman Avenue, Suite 1400
                        Irvine, California  92612
                        FAX No.: (949) 660-7799

            Any party hereto may change its address for the purpose of receiving notices, demands or other communications as herein provided by a written notice given in the manner aforesaid to the other party or parties hereto.

      13.   SUCCESSOR AND ASSIGNS.

            All the terms and provisions of this Note shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

      14.   ASSIGNABILITY.

            Maker's obligation hereunder are nontransferable and nonassignable without the prior written consent of Payee.

      15.   AMENDMENT.

            Neither this Note nor any term or provision hereof may be modified, amended or altered except by a written instrument approved by Payee and signed by Maker.

      16.   HEADINGS.

            Headings at the beginning of each numbered Paragraph of this Note are intended solely for convenience and are not to be deemed or construed to be a part of this Note.

      17.   PURPOSE OF LOAN.

            The proceeds of this Note are to be used by Maker exclusively for business purposes, and not for personal, family or household purposes.

      18. TIME OF THE ESSENCE.

            TIME IS EXPRESSLY DECLARED TO BE THE ESSENCE of each obligation of the Maker hereunder and in all matters concerning this Note, including all acts or things to be done or performed in connection herewith, and specifically of every provision of this Note in which time is an element.

      19.   COMPLIANCE WITH USURY LAWS.

            Maker and Payee intent to comply with all applicable usury laws. In fulfilling this intention, all agreement between Maker and Payee are expressly limited so that the amount of interest paid or agreed to be paid to Payee for the use, forbearance, or detention of money under this Note shall not exceed the maximum amount permissible under applicable law.

            If for any reason payment of any amount required under this Note shall be prohibited by law, then the obligation shall be reduced to the maximum allowable bylaw. If for any reason Payee receives as interest an amount that would exceed the highest lawful rate, then the amount which would constitute excessive interest shall be applied to the reduction of the principal of this Note and not to the payment of interest. If any conflict arises between this provision and any provision of any other agreement between Maker and Payee, then this provision shall control.

      20.   LEGAL REPRESENTATION.

            Maker agrees and represents that such party has been represented by such party's own legal counsel with regard to all aspects of this Note, or if such party is acting without legal counsel, that such party has had adequate opportunity and has been encouraged to seek the advice of such party's own legal counsel prior to the execution of this Agreement.

      21.   JURISDICTION.

            Any action whatsoever brought upon or relating to this Note shall be instituted and prosecuted in the state courts of California, County of Orange, or the federal district court therefore, and each party waives the right to change the venue. The parties hereto further consent to accept service of process in any such action or proceeding by certified mail, return receipt requested.

"MAKER"                                      "PAYEE"

SHOPPING.COM                                 JON AUBRY



By  /s/ Robert J. McNulty                    By  /s/ John Aubry
    --------------------------------             -----------------------------
    Robert J. McNulty                            Jon Aubry
Title:  President and Chief Executive
        Officer

                                                                 EXHIBIT 4.18
                                                                 ------------

                                  SHOPPING.COM
                                WARRANT AGREEMENT


THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THIS WARRANT MAY NOT BE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS AN EXEMPTION THEREFROM IS AVAILABLE.

      This Warrant Agreement (this "Agreement") is entered into as of 15th day of May, 1998 by and between, SHOPPING.COM, a California corporation (the "Company"), and Jon Aubry (the "Holder").

                                    RECITALS

      WHEREAS, the Company has agreed to grant to Holder warrants to purchase 50,000 shares of Company Common Stock in exchange and in consideration for good and valuable goods and services.

      NOW, THEREFORE, BE IT RESOLVED, the parties agree hereto as follows:

      1.    Description, Execution.

            (a) The Company agrees to issue to the Holder and the Holder agrees to accept the Warrant Certificate evidencing the right to purchase shares of the Company common stock at an initial purchase price of Fourteen Dollars ($14.00) per Share as to which the Warrant is exercisable. The Warrant Certificate shall be substantially in the form annexed hereto as Exhibit A.

            (b) This Agreement shall be executed on behalf of the Company by its President Upon delivery of this Warrant to the Holder, this Agreement shall be binding upon the Company, and the Holder shall be entitled to all the benefits set forth herein.

      2. Term of Warrant. The Warrant shall become exercisable at any time after the date hereof, and remain exercisable, subject to the conditions set forth in
Section 3 until the close of business on May 15, 2001 (the "Expiration Date").

      3.    Exercise of Warrant.

            (a) Subject to (b) below, at any time until the Expiration Date, the Holder shall have the right to purchase from the Company (and the Company shall promptly issue to the Holder) one fully-paid and nonassessable share of Common Stock at the Exercise Price (as defined below) for each Warrant, by surrendering the appropriate Warrant Certificate and the Subscription Form attached hereto to the Company at its executive offices and paying the aggregate Exercise Price for the sham to be purchased, in cash, by check or by cancellation of indebtedness.

            (b) The Warrant may be exercised in whole and in part but not in increments of less than 100 shares. In case of a partial exercise, the Warrant Certificate shall be surrendered and a new Warrant Certificate of the same tenor and for the purchase of the number of sham not purchased upon such partial exercise shall be issued by the Company to the Holder hereof. The Warrants shall be deemed to have been exercised immediately prior to the close of business on the date of their surrender for exercise as provided above, and the person or entity entitled to receive the shares of Common Stock issuable upon the exercise shall be treated for all purposes as the holder of such shares of record as of the close of business on such date. Prior to any such exercise, neither the Holder nor any person entitled to receive shares issuable upon exercise shall be or have any of the rights of a shareholder of the Company. No adjustment shall be made for dividends or other stockholder rights for which the record date is prior to the date of exercise. As soon as practicable on or after such date, the Company shall issue in the name of, and deliver to the person or persons entitled to receive, a certificate or certificates for the full number of shares of Common Stock issuable upon such exercise.

      4. Exercise Price. The initial Exercise Price for each share of Common Stock issuable pursuant to the Warrant shall be Fourteen Dollars ($14.00) per Share, adjusted as provided below. The Exercise Price may be paid, in cash, cashier's check or by cancellation of indebtedness from the Company to the Holder.

      5. Adjustment of Warrant Price and Number of Shares of Common Stock. The number and kind of securities purchasable upon the exercise of the Warrants and the Exercise Price shall be subject to adjustment from time to time upon the happening of certain events, as follows:

            5.1 Adjustments. The Exercise Price of the Warrant shall be subject to adjustment as follows:

            (a) In case the Company shall issue rights, options, warrants or convertible securities to all or substantially all holders of its Common Stock, without any charge to such holders, entitling the holder thereof to subscribe for or purchase Stock at a price per share which is lower at the date of issuance of such rights, options, warrants or securities than the then Current Fair Market Value (as defined in Section 7 hereof), the price of shares of Stock thereafter purchasable upon the exercise of the Warrant shall be reduced to a price equal to an amount which would entitle the Holder to receive the same number of shares of Common Stock and other securities that he would have received had he exercised the Warrants immediately prior to such issuance.

            (b) For the purpose of this Section 5, the term "Common Stock" shall mean (i) the class of stock designated as the Common Stock of the Company at the date of this Agreement, or (ii) any other claw of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value.

            5.2 No Adjustment for Dividends. Except as provided in Section 5.1 hereof, no adjustment in respect of any dividends or distributions out of earnings shall be made during the term of a Warrant or upon the exercise of a Warrant.

            5.3 No Adjustment in Certain Cases. No adjustments shall be made pursuant to Section 5 hereof in connection with the grant or exercise of presently authorized or outstanding options to purchase Common Stock under the Company's existing stock option plan or the exercise of presently outstanding warrants to purchase Common Stock.

            5.4 Preservation of Purchase Price upon Reclassification, Consolidation, etc. In case of any consolidation of the Company with or merger of the Company into another corporation or in case of any sale or conveyance to another corporation of the property, assets or business of the Company as an entirety or substantially as an entirety, the Company or such successor or purchasing corporation, as the case may be, shall execute with the Holder an agreement that the Holder shall have the right thereafter, upon payment of the Exercise Price in effect immediately prior to such action, to purchase, upon exercise of each Warrant, the kind and amount of shares and other securities and property which it would have owned or have been entitled to receive after the occurrence of such consolidation, merger, sale or conveyance had each Warrant been exercised immediately prior to such action. In the event of a merger described in Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended, in which the Company is the surviving corporation, the right to purchase sham of Common Stock under the Warrant shall terminate on the date of such merger and thereupon the Warrant shall become null and void, but only if the controlling corporation shall agree to substitute for the Warrant its warrant which entitle the holders thereof to purchase upon their exercise the kind and amount of shares and other securities and property which they would have owned or been entitled to receive had the Warrant been exercised immediately prior to such merger. Any such agreements referred to in this Subsection 5.4 shall provide for adjustments, which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 5 hereof. The provisions of this Subsection 5.4 shall similarly apply to successive consolidations, mergers, sales or conveyances.

      6.    Registration Rights.

            6.1 Definitions.

            (a) "Commission" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act of 1933, as amended (the "Securities Act").

            (b) "Registrable Securities" shall mean (x) shares of Common Stock issuable upon exercise of the Warrants and (y) any Common Stock issued as a dividend or other distribution with respect to or in exchange for or in replacement of the shares referenced in (x) above, provided, however, that Registrable Securities shall not include any shares of Common Stock which have previously been registered or which have been sold to the public.

            (c) The terms "register," "registered" and "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act and applicable rules and regulations thereunder, and the declaration or ordering of the effectiveness of such registration statement.

            (d) "Registration Expenses" shall mean all expenses incurred in effecting any registration pursuant to this Agreement, including, without limitation, all registration, qualification, and filing fees, printing expenses, escrow fem fees and disbursements of counsel for the Company, blue sky fees and expenses of any regular or special audits incident to or required by any such registration, but shall not include selling expenses and fees and disbursements of counsel for the Holder.

            (e) "Rule 144" shall mean Rule 144 as promulgated by the Commission under the Securities Act as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

            (f) "Rule 145" shall mean Rule 145 as promulgated by the Commission under the Securities Act, as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

            6.2 "Piggyback" Registration. If the Company shall determine to register any of its shares of Common Stock in a firm commitment public offering for its own account, other than a registration relating solely to employee benefit plans, or a registration relating solely to a Rule 145 transaction on Form S-4, or a registration on any registration form that does not permit secondary sales, the Company will:

            (a)   promptly give to Holder written notice thereof,

            (b) use its best efforts to include in such registration (and any related qualification under the blue sky laws or other compliance), except as set forth in Section 6.3 below, and in any underwriting involved therein, all the Registrable Securities specified in a written request or requests, made by Holder within Twenty (20) days after the written, notice from the Company described in clause 6.2(a) above is given. Such written request may specify all or a part of Holder's Registrable Securities; and

            (c) pay all Registration Expenses, other than the selling expenses of Holder's Registrable Securities.

            6.3 Underwriting. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shaft so advise the Holder as a part of the written notice. In such event, the right of the Holder to registration pursuant to this Section 6 shall be conditioned upon Holder's participation in such underwriting and the inclusion of the Holder's Registrable Securities in the underwriting to the extent provided herein. The Holder shall (together with the Company) enter into an underwriting agreement in customary form with the representative of the underwriter of underwriters selected by the Company.

     6.4 Exclusion of Registrable Securities. Notwithstanding any other provisions of this Section 6, if the representative of the underwriters advises the Company that marketing factors require a limitation on the number of shares to be underwritten, the representative may (subject to the limitations set forth below) exclude all Registrable Securities from, or limit the number of Registrable Securities to be included in, the registration and underwriting. The Company shall so advise the Holder, and the number of shares of securities that are entitled to be included in the registration and underwriting shall be allocated first to the Company for securities being sold for its own account and thereafter to the Holder, pro rata with any other holders of Common Stock having registration rights. If the Holder does not agree to the terms of any such underwriting, he shall be excluded therefrom by written notice from the Company or the underwriter. Any Registrable Securities or other securities excluded or withdrawn from such underwriting shall be withdrawn from such registration.

            If shares are so withdrawn from the registration or if the number of shares of Registrable Securities to be included in such registration was previously reduced as a result of marketing factors, the Company shall then offer to all persons who have retained the right to include securities in the registration the right to include additional securities in the registration in an aggregate amount equal to the number of sham so withdrawn, with such sham to be allocated among the persons requesting additional inclusion pro rata amongst those persons requesting inclusion.

            6.5 Registration Procedures. In the case of each registration effected by the Company pursuant to Section 6, the Company will keep Holder advised in writing as to the initiation of each registration and as to the completion thereof, at its expense, the Company will use its best efforts to:

            (a) Keep such registration effective for a period of one hundred twenty (120) days or until the Holder has completed the distribution described in the registration statement relating thereto, whichever first occurs; provided, however, that (x) such 120-days period shall be extended for a period of time equal to the period the Holder refrains from selling any securities included in such registration at the request of an underwriter of Common Stock (or other securities) of the Company; and (y) in the case of any registration of Registrable Securities on Form S-3 which are intended to be offered on a continuous or delayed basis, such 120-day period shall be extended, if necessary, to keep the registration statement effective until all such Registrable Securities are sold, provided that Rule 145, or any successor rule under the Securities Act, permits an offering on a continuous or delayed basis, and provided further that applicable rules under the Securities Act governing the obligation to file a post-effective amendment permit, in lieu of filing a post-effective amendment that (I) includes any prospectus required by Section 10(a)(3) of the Securities Act or (II) reflects facts or events representing a material or fundamental change in the information set forth in the registration statement, the incorporation by reference of information required to be included in (I) and (II) above to be contained in periodic reports filed pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 in the registration statement.

            (b) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

            (c) Furnish such number of prospectuses and other documents incident thereto, including any amendment of or supplement to the prospectus, as the Holder from time to time may reasonably request;

            (d) Notify the Holder at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement; as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing, and at the request of Holder, prepare and furnish to the Holder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing;

            (e) Cause all such Registrable Securities registered pursuant hereunder to be listed on each securities exchange on which similar securities issued by the Company are then listed;

            (f) Provide a transfer agent and registrar for all Registrable Securities registered, pursuant to such registration statement and a CUSIP number for all such Registrable Securities, in each case not later than the effective date of such registration; and

            (g) Otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first month after the effective date of the Registration Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act.

      7.    Fractional Shares; Issuance of Shares; Legends.

            7.1 Fractional Shares. The Company shall not be required to issue fractional shares of Company Common Stock an the exercise of a Warrant if any fraction of a share of Stock would, except for the provisions of this Section 6, be issuable on the exercise of a Warrant (or specified portion thereof), the Company shall in lieu thereof pay an amount in cash equal to the then Current Fair Market Value, multiplied by such fraction. For purposes of this Agreement, the term "Current Fair Market Value" shall mean (i) if the Common Stock is traded in the over-the-counter market and not in the NASDAQ Small Cap Market or the National Market nor on any national securities exchange, the average of the per share closing bid prices of the Common Stock on the 10 consecutive trading days immediately preceding the date in question, as reported by NASDAQ or an equivalent generally accepted reporting service, or (ii) if the Common Stock is traded in the NASDAQ Small Cap Market or the National Market or on a national securities exchange, the average for the 10 consecutive trading days immediately preceding the date in question of the daily per share closing prices of the Common Stock in the NASDAQ Small Cap Market or the National Market or on the principal stock exchange an on which it is listed, as the case may be or (iii) if the class of Stock is not publicly traded or quoted, the fair market value as determined by the Board of Directors of the Company based on (with appropriate adjustments) the most recent purchases of the Company's Stock and/or other relevant factors including the Company's income and assets or evaluation reports received by the Company.

            7.2 Issuance of Shares. All shares of Stock issued upon exercise of a Warrant will be duly authorized, validly issued, fully paid and nonassessable.

            7.3 Legends. If the Stock to be issued upon exercise of this Warrant has not been registered under the Securities Act of 1933, as amended, then the stock certificates representing such shares of Common Stock shall bear a legend substantially in the following form:

      THE SHARES OF STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR APPLICABLE STATE SECURITIES LAWS AND ARE RESTRICTED SECURITIES. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER THE ACT AND STATE SECURITIES LAWS.

      8. Transferability. The Warrant or the Shares of Company Common Stock underlying the Warrant shall not be transferred, and the Company shall not be required to register any transfer on the books of the Company, unless the Company shall have been provided with an opinion of counsel satisfactory to it prior to such transfer that registration under the Securities Act and applicable state securities laws is not required in connection with the transaction resulting in such transfer. Each new Warranty or Company Common Stock certificate issued upon any transfer as above provided shall bear an appropriate investment legend, except that such Warrant or Company Common Stock certificate shall not bear such restrictive legend if the opinion of counsel referred to above is to further effect that such legend is not required in order to establish compliance with the provisions of the Securities Act or if such transfer is made in accordance with the provisions of Rule 144(k) promulgated under the Securities Act. The Warrant may also be transferred by will or devise and by the laws of descent.

      Any attempt to transfer, sell or otherwise dispose of this Warrant (except as provided above) shall be void and shall not convey any rights or privileges to the transferee.

      9.    Miscellaneous.

            9.1   Notices.

            All notices, requests, demand and other communications required Or Permitted to be given hereunder shall be deemed to have been duly given if in writing and delivered personally, given by prepaid telegram, or mailed first class, postage prepaid, registered or certified mail, return receipt requested, to the following addresses:

            If to the Company:         SHOPPING.COM
                                       2101 E. Coast Hwy., Garden Level
                                       Corona del Mar, California 92625
                                       Attention: Mr. Robert J. McNulty

            With a copy to:            Jeffers, Wilson, Shaff & Falk, LLP
                                       18881 Von Karman Avenue, Suite 1400
                                       Irvine, California  92612
                                       Attention:  Barry D. Falk, Esq.

            If to the Holder:          Jon Aubry
                                       1301 Summit Avenue
                                       Forth Worth Texas 76102-4423

            Any party may change the address to which such communications are to be directed to ft by giving written notice to the other patty. Except as otherwise provided in this Warrant, all notices shall be deemed to be given when delivered in person, or if placed in the mail as aforesaid, then two (2) days thereafter.

            9.2 Modifications. The parties may, by mutual consent, amend, modify, supplement and waive any right under this Warrant in any manner agreed by them in writing at any time.

            9.3 Entire Agreement. This Agreement, and any documents, instruments or agreements specifically referred to herein, set forth the entire agreement and understanding of the parties with respect to the transactions contemplated hereby and supersede all Prior agreements, arrangements and understandings relating to the subject matter hereof.

            9.4 Headings. The section and paragraph headings contained in this Agreement am for convenient reference only, and shall not in any way affect the meaning or interpretation hereof.

            9.5 Governing Law; Arbitration. This Agreement shall be governed by and construed in accordance with the laws of the State of California, without any regard to the choice of law provisions thereof. Any dispute arising under this Agreement shall be resolved by binding arbitration under the rules of commercial arbitration of the American Arbitration Association in Orange County, California.

            9.6 Severability. If any provision of this Agreement shall be hold to be invalid, illegal or unenforceable, it shall be deemed severable from the remaining provisions of this Agreement which shall remain in full force and effect.

            9.7 Waiver. No waiver of any provision of this Agreement or any breach thereof shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar) or any other breach hereunder nor shall such waiver constitute a continuing waiver. Either party may waive performance of any provision of this Agreement, the nonperformance of which would otherwise constitute a breach of this Agreement including but not limited to the nonperformance of any condition precedent to such party's performance, without affecting the enforceability of this Agreement or the provisions contained herein.

            9.8 Heirs; Successors and Assigns. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective heirs, successors and assigns of the parties hereto. Holders may transfer and assign the Warrants only as provided in Section 7 and any assignment in violation of the foregoing shall be void.

            9.9 Attorneys' Fees. If any legal action is instituted to enforce or interpret the terms of this Agreement, the prevailing party in such action shall be entitled to actual attorneys' fees in addition to any other relief to which the party is entitled.

      IN WITNESS WHEREOF, the parties have executed this instrument as of the date first written above.

SHOPPING.COM,  A CALIFORNIA CORPORATION


By:   /s/ Robert J. McNulty
      --------------------------------
      Robert J. McNulty, President



"HOLDER"


/s/ Jon Aubry
-----------------------------
Jon Aubry

                                                                 EXHIBIT 4.19
                                                                 ------------


THIS SUBSCRIPTION AGREEMENT DOES NOT CONSTITUTE AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY ANY OF THE SECURITIES REFERRED TO HEREIN.


                           SUBSCRIPTION AGREEMENT


Shopping.com
2101 East Coast Highway
Garden level
Corona Del Mar, CA  92625
Attn:  Robert McNulty

            Re:   Prospective Purchase of Notes and Warrants
                  Shopping.com, a California corporation

Gentlemen:

      The undersigned, by signing the Signature Page attached hereto, hereby irrevocably tenders this subscription and applies to purchase 16 units (the "Units") of Shopping.com, a California corporation (the "Company"), at a purchase price of $25,000 per Unit. Each Unit consists of a Promissory Note in the principal amount of $25,000 and warrants to purchase 2,500 shares of the Company's Common Stock, no par value (the "Common Stock"), at an exercise price of $14.00 per share.

      Enclosed, in cash or good funds (in the case of a check, the check should be payable to the order of "Shopping.com") as tender of the purchase price for the Units, is the aggregate amount of $50,000.00 ($25,000 minimum).

      The undersigned hereby acknowledges receipt of a copy of the Company's Annual Report on form 10-KSB for the period ending January 31, 1998 (the "Report"), relating to and describing the terms and conditions of the offer and sale of the Units.

      The undersigned hereby represents and warrants to, and covenants with, the Company as follows, recognizing that the Company will rely to a material degree upon such representations, warranties and covenants, each of which shall survive any acceptance of this subscription in whole or in part by the Company and the issuance and sale of any Units to the undersigned:

      1. All statements made in the Prospective Investor Questionnaire which has been or is concurrently being furnished to the Company by the undersigned continue to be and are true, accurate and complete as of the date hereof.

      2. The undersigned has been informed and is aware that an investment in the Units involves a degree of risk and speculation, and has carefully read and considered the Report in its entirety.

      3. The undersigned confirms that he has been advised that he should rely on, and that he has consulted and relied upon, his own accounting, legal and financial advisors with respect to this investment in the Units. The undersigned and his professional advisor(s) (as defined in Section 260.102.12(g) of the Rules of the California Corporations Commissioner), if any, have been afforded an opportunity to meet with the officers and directors of the Company and to ask and receive answers to any questions about this offering and the proposed business and affairs of the Company, and to obtain any additional information which the Company possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of information provided in the Report, and have therefore obtained, in the judgement of the undersigned and/or his or her professional advisor(s), sufficient information to evaluate the merits and risks of investment in the Units. The undersigned acknowledges and agrees that he/she has had an opportunity to meet and speak with officers or representatives and to ask questions and get answers with respect to the Company and this offering.

      4. The undersigned understands and acknowledges that no federal or state agency has made any finding or determination as to the fairness or suitability for investment in, nor any recommendation or endorsement of, the Company or the Units.

      5. On the basis of the review of the materials and information described above, and relying solely thereon and upon the knowledge and experience of the undersigned and/or his or her professional advisor(s), if any, in business and financial matters, the undersigned has evaluated the merits and risks of investment in the Units and has determined that he or she is both willing and able to undertake the economic risk of this investment.

      6. The Units are being acquired by the undersigned for the personal account of the undersigned for investment and not with a view to, or for resale in connection with, any distribution thereof or of any interest therein, and no one else has any beneficial ownership or interest in the Units being acquired by the undersigned, nor are they to be subject to any lien or pledge. The undersigned has no present obligation, indebtedness or commitment pending, nor is any circumstance in existence which will compel the undersigned to secure funds by the sale, transfer or other distribution of any of the Units or any interest therein or any Stock that may be distributed in respect thereof.

      7. The undersigned understands and agrees that the Units cannot be transferred or assigned that there is and will be no public market therefor, and, accordingly, that it may not be possible for the undersigned readily, if at all, to liquidate this investment in the Units in case of an emergency or otherwise. The undersigned has the net worth, past income and estimated future income set forth in the Prospective Investor Questionnaire, can afford to bear the risks of an investment in the Units, including the risk of losing the entire investment, for an indefinite period of time, and has adequate means of providing for his or her current needs and personal contingencies and has no need for liquidity in this investment.

      8. The undersigned understands and acknowledges that the Units are being offered and sold pursuant to one or more exemptions from the registration and qualification requirements of the Securities Act of 1933 and the California

Corporate Securities Act of 1968, the availability of which depend upon the truth and completeness of the information provided to the Company in the Prospective Investor Questionnaire and the bona fide nature of the foregoing representations and warranties. With such realization, the undersigned hereby authorizes the Company to act as it may see fit in reliance on such information, representations and warranties, including the placement of the following legend on the stock certificate(s) issued to the undersigned in addition to any other legends that may be imposed thereon which, in the reasonable opinion of Company's counsel, may be required by applicable securities laws:

      "THE UNITS REPRESENTED HEREBY HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSIONS UNDER THE SECURITIES ACT OF 1933 OR WITH THE CALIFORNIA DEPARTMENT OF CORPORATIONS UNDER THE CORPORATE SECURITIES LAW OF 1968, AS AMENDED. THE UNITS MAY NOT BE PLEDGED, SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACTS COVERING THE UNITS OR AN OPINION OR QUALIFIED COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED."

      9. The undersigned hereby indemnifies and holds harmless the Company, and its respective officers, directors, shareholders, employees and agents, as the case may be, from and against any and all damages suffered and liabilities incurred by any of them (including costs of investigation and defense and attorneys' fees) arising out of any inaccuracy in the agreements, representations, covenants and warranties made by the undersigned herein.

      10. If the undersigned is purchasing the Units subscribed for hereby in a fiduciary capacity, the above representations and warranties shall be deemed to have been made on behalf of the person or persons for whom the undersigned is so purchasing.

      11. The undersigned hereby acknowledges and agrees that the undersigned is not entitled to cancel, terminate or revoke this subscription or any agreements of the undersigned hereunder and that such subscription and agreements shall survive the death or disability of the undersigned.

      12. The undersigned understands and acknowledges that this subscription may be accepted or rejected by the Company in its sole discretion, together with a completed and executed Prospective Investor Questionnaire and all information required by the provisions hereof and payment of the full amount of the subscription price for the Units subscribed for. Any amounts tendered in excess of the total payable as the purchase price for Units as to which this subscription has been accepted will thereafter be delivered to the undersigned as soon as is practicable, all as described in the Confidential Private Placement Memorandum. The Company shall signify its rejection by returning to the undersigned this Subscription Agreement and all funds (without interest or deduction) submitted by the undersigned.

      NEITHER THE COMPANY, NOR ANY OFFICER, DIRECTOR, SHAREHOLDER, EMPLOYEE OR AGENT OF ANY OF THEM SHALL BE LIABLE TO ANY PERSON FOR THE REJECTION, IN WHOLE

OR IN PART, OF ANY OFFER TO SUBSCRIBE TO PURCHASE UNITS, NOTWITHSTANDING THAT THE UNDERSIGNED MAY OTHERWISE BE QUALIFIED AS A PROSPECTIVE INVESTOR.

      13. If, prior to the sale of any Units to the undersigned, there is a material change in die undersigned's investment intention as expressed herein, or if there occurs any change which would make either the representations or warranties made by the undersigned herein or the information provided by the undersigned in the Prospective Investor Questionnaire materially untrue or misleading, the undersigned agrees to immediately so notify the Company, and any prior acceptance of the subscription of the undersigned shall be voidable at the option of the Company.

      IN WITNESS WHEREOF, the undersigned executes and agrees to be bound by this Subscription Agreement by executing the Signature Page attached hereto on the date therein indicated.

                               SIGNATURE PAGE
                     (All information must be completed)

Date:  May 15, 1998

  /s/ Tony Nikolich            $50,000         5,000             $50,000
----------------------     --------------    -------------    ---------------
Signature of Purchaser     Purchase Price    # of Warrants   Total $ Investment


_________________________________      Tony Nikolich
Signature of Joint Owner (if any)      ----------------------------
                                       Name(s) of Purchaser (Print)
If Joint Ownership, check one:

_____   Joint Tenants, with            Residence Address:
        Right of Survivorship          ------------------
                                       2704 Trophy Drive
_____   Tenants in Common              Plano, Texas 75025

_____   Community Property
                                                   ###-##-####
                                           ---------------------------
                                       Social Security No. or Taxpayer I.D. No.


ACCEPTED AND AGREED:

SHOPPING.COM


By  /s/ Robert J. McNulty
   -------------------------------
    Robert J. McNulty, Chief Executive Officer

Date:  May __, 1998

                                                                 EXHIBIT 4.20
                                                                 ------------

                          UNSECURED PROMISSORY NOTE


$50,000.00               Corona Del Mar, California             May 15, 1998


      1.    Principal.

            FOR VALUE RECEIVED, the undersigned, SHOPPING.COM ("Maker"), promises to pay to Tony Nikolich ("Payee"), or order, at 2101 East Coast Highway, Corona Del Mar, CA 92625 or such other place as the holder of this Note shall specify, in lawful money of the United States of America, the principal amount of Fifty Thousand Dollars ($50,000.00), together with interest at the rate of ten percent (10%) per annum, payable as hereinafter provided.

      2.    Payment of Principal and Interest.

            All principal of and interest accruing on this Note shall be due and payable six months from the date of this Note.

            Interest shall be calculated on the unpaid principal balance of this Note on the basis of a year of 360 days and the actual number of days elapsed until payment, unless such calculation would result in a usurious rate, in which case interest shall be calculated on the basis of a year of 365 or 366 days, as the case may be. Interest shall accrue and be payable under this Note whether or not Maker, or Maker's successors or assigns, should avail themselves of the protection of the United States bankruptcy laws. From and after the occurrence of an "event of default" as set forth in Section 7 hereof, interest shall continue to accrue on the unpaid principal balance of this Note at the same interest rate as set forth in Section 1 of this Note.

      3.    Prepayment.

            A. This Note may be prepaid at any time or from time to time, in whole or in part, without penalty.

            B. Each such prepayment shall include all interest then accrued but unpaid on this Note.

            C. Any partial prepayment of the outstanding principal balance shall in no way release, discharge or affect the obligation of the Maker to continue to make any other payments of principal or interest provided for herein until this Note is paid in full.

      4.    Application of Payments.

            Each payment on this Note (whether made when due or otherwise) shall be credited first, to late charges, fees and other charges due, including collection costs and attorneys' fees, second against interest then due, and the remainder of such payment shall be credited against the unpaid principal.

      5.    Waiver.

            Maker and all endorsers, guarantors and all persons liable, or to become liable on this Note (each hereinafter referred to in this Section as the "Applicable Party"), jointly and severally, waive presentment, protest and demand, notice of protest, demand, dishonor and nonpayment of this Note, notice of acceleration, notice of intent to accelerate, and any and all other notices or matters of a like nature, and consent to any and all renewals and extensions of the fine of payment hereof. Each Applicable Party agrees that at any time and from time to time, without notice, (i) the terms of payment herein, or (ii) the terms of any guaranty of this Note, or (iii) the security described in any documents at any time securing this Note, may be modified, increased, changed or exchanged, in whole or in part, without in any way affecting the liability of any Applicable Party.

      6.    Late Charge.

            If any payment of interest and/or principal hereunder is not received by Payee within ten (10) days after the due date thereof, Maker agrees to pay Payee a late charge equal to five percent (5%) of the unpaid amount. Maker acknowledges that it would be extremely difficult to fix Payee's actual damages for the failure of Maker to timely pay any amount due under this Note. Accordingly, such late charge shall be deemed to be Payee's damages for any such late payment, provided that such late charge shall not limit Payee's right to compel prompt performance by Maker or to exercise other remedies available to Payee.

      7.    Default by Maker.

            Any one or more of the following shall constitute an "Event of Default" by Maker under the terms of this Note:

            A. If Maker fails to pay any payment, whether at maturity or otherwise, of principal and/or interest upon the due date thereof.

            B. If Maker defaults in the performance or observance of any of the covenants, conditions or agreements set forth in this Note.

            C. If Maker institutes proceedings to be adjudicated a voluntary bankrupt; consents to the filing of a bankruptcy proceeding against Maker; files or consents to filing of a petition or answer or consent seeking reorganization under the federal bankruptcy laws or any other similar applicable federal or state law; consents to the appointment or a receiver of liquidator or trustee or assignee in bankruptcy or insolvency of the Maker or a substantial part of Maker's property; an assignment for the benefit of creditors is made by the Maker; or Maker admits in writing of Maker's inability to pay Maker's debts generally as they become due.

      8.    Remedies Upon Default.

            If an Event of Default occurs, at the option of Payee, and upon written demand, the Payee may accelerate the due date of this Note and declare the entire outstanding principal balance hereof, including all fees and costs (if any), and accrued but unpaid interest, immediately due and payable in full.

            Each of the options, rights and remedies provided herein or available at law or in equity which may be exercised by Payee may be exercised separately or concurrently with any one or more other options, rights or remedies available to Payee. Failure to exercise any option, right or remedy shall not constitute a waiver of the right of the Payee to exercise such option, right or remedy in the event of or with respect to any prior, subsequent or concurrent transaction or occurrence of the same or a different kind or character.

      9.    Attorneys' Fees.

            Maker agrees to pay all costs of collection or enforcement of this Note when incurred, including, but not limited to, reasonable attorneys' fees. If any suit or action is instituted to enforce this Note, Maker promises to pay, in addition to the costs and disbursements allowed by law, such sum as the court may adjudge as reasonable attorneys' fees in such suit or action. Maker shall also pay all reasonable attorneys' fees and costs incurred by Payee in connection with any modification, amendment or consent related to any renegotiation or modification of this Note.

      10.   Severability.

            Every provision of this Note is intended to be severable. If any term or provision hereof is declared by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the balance of the terms and provisions hereof, which terms and provisions shall remain binding and enforceable.

      11.   Governing Law.

            This Note shall be governed by and construed in accordance with the laws of the State of California.

      12.   Notices.

            All notices, statements or demands shall be in writing and shall be served in person, by telegraph, by express mail, by certified mail or by private overnight delivery. Service shall be deemed conclusively made (i) at the time of service, if personally served, (ii) at the time (as confirmed in writing by the telegraphic agency) of delivery thereof to the addressee, if served telegraphically, (iii) twenty-four (24) hours (exclusive of weekends and national holidays) after deposit in the United States mail, properly addressed and postage prepaid, if served by express mail, (iv) five (5) calendar days after deposit in the United States mail, properly addressed and postage prepaid, return receipt requested, if served by certified mail, (v) twenty-four (24) hours after delivery by the party giving the notice, statement or demand to the private overnight deliverer, if served by private overnight delivery and (vi) at the time of electronic transmission, if a copy of such notice is mailed within twenty-four (24) hours after the transmission.

            Any notice or demand to Maker shall be given to:

                        Robert J. McNulty
                        Shopping.com
                        2101 E. Coast Hwy., Garden Level
                        Corona del Mar, California  92625


            Any notice or demand to Payee shall be given to:

                        Tony Nikolich
                        2704 Trophy Drive
                        Plano, Texas 75025

            and with a copy to:

                        Barry D. Falk, Esq.
                        JEFFERS, WILSON, SHAFF & FALK, LLP
                        18881 Von Karman Avenue, Suite 1400
                        Irvine, California  92612
                        FAX No.: (949) 660-7799

            Any party hereto may change its address for the purpose of receiving notices, demands or other communications as herein provided by a written notice given in the manner aforesaid to the other party or parties hereto.

      13.   Successor and Assigns.

            All the terms and provisions of this Note shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

      14.   Assignability.

            Maker's obligation hereunder are nontransferable and nonassignable without the prior written consent of Payee.

      15.   Amendment.

            Neither this Note nor any term or provision hereof may be modified, amended or altered except by a written instrument approved by Payee and signed by Maker.

      16.   Headings.

            Headings at the beginning of each numbered Paragraph of this Note are intended solely for convenience and are not to be deemed or construed to be a part of this Note.

      17.   Purpose of Loan.

            The proceeds of this Note are to be used by Maker exclusively for business purposes, and not for personal, family or household purposes.

      18.   Time of the Essence.

            TIME IS EXPRESSLY DECLARED TO BE THE ESSENCE of each obligation of the Maker hereunder and in all matters concerning this Note, including all acts or things to be done or performed in connection herewith, and specifically of every provision of this Note in which time is an element.

      19.   Compliance With Usury Laws.

            Maker and Payee intent to comply with all applicable usury laws. In fulfilling this intention, all agreement between Maker and Payee are expressly limited so that the amount of interest paid or agreed to be paid to Payee for the use, forbearance, or detention of money under this Note shall not exceed the maximum amount permissible under applicable law.

            If for any reason payment of any amount required under this Note shall be prohibited by law, then the obligation shall be reduced to the maximum allowable bylaw. If for any reason Payee receives as interest an amount that would exceed the highest lawful rate, then the amount which would constitute excessive interest shall be applied to the reduction of the principal of this Note and not to the payment of interest. If any conflict arises between this provision and any provision of any other agreement between Maker and Payee, then this provision shall control.

      20.   Legal Representation.

            Maker agrees and represents that such party has been represented by such party's own legal counsel with regard to all aspects of this Note, or if such party is acting without legal counsel, that such party has had adequate opportunity and has been encouraged to seek the advice of such party's own legal counsel prior to the execution of this Agreement.

      21.   Jurisdiction.

            Any action whatsoever brought upon or relating to this Note shall be instituted and prosecuted in the state courts of California, County of Orange, or the federal district court therefore, and each party waives the right to change the venue. The parties hereto further consent to accept service of process in any such action or proceeding by certified mail, return receipt requested.


"MAKER"                                 "PAYEE"

SHOPPING.COM                            TONY NIKOLICH


By:  /s/  Robert J. McNulty             By:  /s/  Tony Nikolich
    ----------------------------            ---------------------------
    Robert J. McNulty                       Tony Nikolich            5/15/98
Title:  President and Chief Executive
        Officer

                                                                 EXHIBIT 4.21
                                                                 ------------

                                SHOPPING.COM
                              WARRANT AGREEMENT


THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THIS WARRANT MAY NOT BE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS AN EXEMPTION THEREFROM IS AVAILABLE.

      This Warrant Agreement (this "Agreement") is entered into as of 15th day of May, 1998 by and between, SHOPPING.COM, a California corporation (the "Company"), and Tony Nikolich (the "Holder").

                                  RECITALS

      WHEREAS, the Company has agreed to grant to Holder warrants to purchase 5,000 shares of Company Common Stock in exchange and in consideration for good and valuable goods and services.

      NOW, THEREFORE, BE IT RESOLVED, the parties agree hereto as follows:

      1.    Description, Execution.

            (a) The Company agrees to issue to the Holder and the Holder agrees to accept the Warrant Certificate evidencing the right to purchase shares of the Company common stock at an initial purchase price of Fourteen Dollars ($14.00) per Share as to which the Warrant is exercisable. The Warrant Certificate shall be substantially in the form annexed hereto as Exhibit A.

            (b) This Agreement shall be executed on behalf of the Company by its President Upon delivery of this Warrant to the Holder, this Agreement shall be binding upon the Company, and the Holder shall be entitled to all the benefits set forth herein.

      2. Term of Warrant. The Warrant shall become exercisable at any time after the date hereof, and remain exercisable, subject to the conditions set forth in Section 3 until the close of business on May 15, 2001 (the "Expiration Date").

      3.    Exercise of Warrant.

            (a) Subject to (b) below, at any time until the Expiration Date, the Holder shall have the right to purchase from the Company (and the Company shall promptly issue to the Holder) one fully-paid and nonassessable share of Common Stock at the Exercise Price (as defined below) for each Warrant, by surrendering the appropriate Warrant Certificate and the Subscription Form attached hereto to the Company at its executive offices and paying the aggregate Exercise Price for the sham to be purchased, in cash, by check or by cancellation of indebtedness.

            (b) The Warrant may be exercised in whole and in part but not in increments of less than 100 shares. In case of a partial exercise, the Warrant Certificate shall be surrendered and a new Warrant Certificate of the same tenor and for the purchase of the number of sham not purchased upon such partial exercise shall be issued by the Company to the Holder hereof. The Warrants shall be deemed to have been exercised immediately prior to the close of business on the date of their surrender for exercise as provided above, and the person or entity entitled to receive the shares of Common Stock issuable upon the exercise shall be treated for all purposes as the holder of such shares of record as of the close of business on such date. Prior to any such exercise, neither the Holder nor any person entitled to receive shares issuable upon exercise shall be or have any of the rights of a shareholder of the Company. No adjustment shall be made for dividends or other stockholder rights for which the record date is prior to the date of exercise. As soon as practicable on or after such date, the Company shall issue in the name of, and deliver to the person or persons entitled to receive, a certificate or certificates for the full number of shares of Common Stock issuable upon such exercise.

      4. Exercise Price. The initial Exercise Price for each share of Common Stock issuable pursuant to the Warrant shall be Fourteen Dollars ($14.00) per Share, adjusted as provided below. The Exercise Price may be paid, in cash, cashier's check or by cancellation of indebtedness from the Company to the Holder.

      5. Adjustment of Warrant Price and Number of Shares of Common Stock. The number and kind of securities purchasable upon the exercise of the Warrants and the Exercise Price shall be subject to adjustment from time to time upon the happening of certain events, as follows:

      5.1 Adjustments. The Exercise Price of the Warrant shall be subject to adjustment as follows:

            (a) In case the Company shall issue rights, options, warrants or convertible securities to all or substantially all holders of its Common Stock, without any charge to such holders, entitling the holder thereof to subscribe for or purchase Stock at a price per share which is lower at the date of issuance of such rights, options, warrants or securities than the then Current Fair Market Value (as defined in Section 7 hereof), the price of shares of Stock thereafter purchasable upon the exercise of the Warrant shall be reduced to a price equal to an amount which would entitle the Holder to receive the same number of shares of Common Stock and other securities that he would have received had he exercised the Warrants immediately prior to such issuance.

            (b) For the purpose of this Section 5, the term "Common Stock" shall mean (i) the class of stock designated as the Common Stock of the Company at the date of this Agreement, or (ii) any other claw of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value.

      5.2 No Adjustment for Dividends. Except as provided in Section 5.1 hereof, no adjustment in respect of any dividends or distributions out of earnings shall be made during the term of a Warrant or upon the exercise of a Warrant.

      5.3 No Adjustment in Certain Cases. No adjustments shall be made pursuant to Section 5 hereof in connection with the grant or exercise of presently authorized or outstanding options to purchase Common Stock under the Company's existing stock option plan or the exercise of presently outstanding warrants to purchase Common Stock.

      5.4 Preservation of Purchase Price upon Reclassification, Consolidation, etc. In case of any consolidation of the Company with or merger of the Company into another corporation or in case of any sale or conveyance to another corporation of the property, assets or business of the Company as an entirety or substantially as an entirety, the Company or such successor or purchasing corporation, as the case may be, shall execute with the Holder an agreement that the Holder shall have the right thereafter, upon payment of the Exercise Price in effect immediately prior to such action, to purchase, upon exercise of each Warrant, the kind and amount of shares and other securities and property which it would have owned or have been entitled to receive after the occurrence of such consolidation, merger, sale or conveyance had each Warrant been exercised immediately prior to such action. In the event of a merger described in Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended, in which the Company is the surviving corporation, the right to purchase sham of Common Stock under the Warrant shall terminate on the date of such merger and thereupon the Warrant shall become null and void, but only if the controlling corporation shall agree to substitute for the Warrant its warrant which entitle the holders thereof to purchase upon their exercise the kind and amount of shares and other securities and property which they would have owned or been entitled to receive had the Warrant been exercised immediately prior to such merger. Any such agreements referred to in this Subsection 5.4 shall provide for adjustments, which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 5 hereof. The provisions of this Subsection 5.4 shall similarly apply to successive consolidations, mergers, sales or conveyances.

      6.    Registration Rights.

      6.1   Definitions.

            (a) "Commission" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act of 1933, as amended (the "Securities Act").

            (b) "Registrable Securities" shall mean (x) shares of Common Stock issuable upon exercise of the Warrants and (y) any Common Stock issued as a dividend or other distribution with respect to or in exchange for or in replacement of the shares referenced in (x) above, provided, however, that Registrable Securities shall not include any shares of Common Stock which have previously been registered or which have been sold to the public.

            (c) The terms "register," "registered" and "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act and applicable rules and regulations thereunder, and the declaration or ordering of the effectiveness of such registration statement.

            (d) "Registration Expenses" shall mean all expenses incurred in effecting any registration pursuant to this Agreement, including, without limitation, all registration, qualification, and filing fees, printing expenses, escrow fees and disbursements of counsel for the Company, blue sky fees and expenses of any regular or special audits incident to or required by any such registration, but shall not include selling expenses and fees and disbursements of counsel for the Holder.

            (e) "Rule 144" shall mean Rule 144 as promulgated by the Commission under the Securities Act as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

            (f) "Rule 145" shall mean Rule 145 as promulgated by the Commission under the Securities Act, as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

      6.2 "Piggyback" Registration. If the Company shall determine to register any of its shares of Common Stock in a firm commitment public offering for its own account, other than a registration relating solely to employee benefit plans, or a registration relating solely to a Rule 145 transaction on Form S-4, or a registration on any registration form that does not permit secondary sales, the Company will:

            (a) promptly give to Holder written notice thereof,

            (b) use its best efforts to include in such registration (and any related qualification under the blue sky laws or other compliance), except as set forth in Section 6.3 below, and in any underwriting involved therein, all the Registrable Securities specified in a written request or requests, made by Holder within Twenty (20) days after the written, notice from the Company described in clause 6.2(a) above is given. Such written request may specify all or a part of Holder's Registrable Securities; and

            (c) pay all Registration Expenses, other than the selling expenses of Holder's Registrable Securities.

      6.3 Underwriting. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shaft so advise the Holder as a part of the written notice. In such event, the right of the Holder to registration pursuant to this Section 6 shall be conditioned upon Holder's participation in such underwriting and the inclusion of the Holder's Registrable Securities in the underwriting to the extent provided herein. The Holder shall (together with the Company) enter into an underwriting agreement in customary form with the representative of the underwriter of underwriters selected by the Company.

      6.4 Exclusion of Registrable Securities. Notwithstanding any other provisions of this Section 6, if the representative of the underwriters advises the Company that marketing factors require a limitation on the number of shares to be underwritten, the representative may (subject to the limitations set forth below) exclude all Registrable Securities from, or limit the number of Registrable Securities to be included in, the registration and underwriting. The Company shall so advise the Holder, and the number of shares of securities that are entitled to be included in the registration and underwriting shall be allocated first to the Company for securities being sold for its own account and thereafter to the Holder, pro rata with any other holders of Common Stock having registration rights. If the Holder does not agree to the terms of any such underwriting, he shall be excluded therefrom by written notice from the Company or the underwriter. Any Registrable Securities or other securities excluded or withdrawn from such underwriting shall be withdrawn from such registration.

            If shares are so withdrawn from the registration or if the number of shares of Registrable Securities to be included in such registration was previously reduced as a result of marketing factors, the Company shall then offer to all persons who have retained the right to include securities in the registration the right to include additional securities in the registration in an aggregate amount equal to the number of sham so withdrawn, with such sham to be allocated among the persons requesting additional inclusion pro rata amongst those persons requesting inclusion.

      6.5 Registration Procedures. In the case of each registration effected by the Company pursuant to Section 6, the Company will keep Holder advised in writing as to the initiation of each registration and as to the completion thereof, at its expense, the Company will use its best efforts to:

            (a) Keep such registration effective for a period of one hundred twenty (120) days or until the Holder has completed the distribution described in the registration statement relating thereto, whichever first occurs; provided, however, that (x) such 120-days period shall be extended for a period of time equal to the period the Holder refrains from selling any securities included in such registration at the request of an underwriter of Common Stock (or other securities) of the Company; and (y) in the case of any registration of Registrable Securities on Form S-3 which are intended to be offered on a continuous or delayed basis, such 120-day period shall be extended, if necessary, to keep the registration statement effective until all such Registrable Securities are sold, provided that Rule 145, or any successor rule under the Securities Act, permits an offering on a continuous or delayed basis, and provided further that applicable rules under the Securities Act governing the obligation to file a post-effective amendment permit, in lieu of filing a post-effective amendment that (I) includes any prospectus required by Section 10(a)(3) of the Securities Act or (II) reflects facts or events representing a material or fundamental change in the information set forth in the registration statement, the incorporation by reference of information required to be included in (I) and (II) above to be contained in periodic reports filed pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 in the registration statement.

            (b) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

            (c) Furnish such number of prospectuses and other documents incident thereto, including any amendment of or supplement to the prospectus, as the Holder from time to time may reasonably request;

            (d) Notify the Holder at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement; as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing, and at the request of Holder, prepare and furnish to the Holder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing;

            (e) Cause all such Registrable Securities registered pursuant hereunder to be listed on each securities exchange on which similar securities issued by the Company are then listed;

            (f) Provide a transfer agent and registrar for all Registrable Securities registered, pursuant to such registration statement and a CUSIP number for all such Registrable Securities, in each case not later than the effective date of such registration; and

            (g) Otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first month after the effective date of the Registration Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act.

      7.  Fractional Shares; Issuance of Shares; Legends.

      7.1 Fractional Shares. The Company shall not be required to issue fractional shares of Company Common Stock an the exercise of a Warrant if any fraction of a share of Stock would, except for the provisions of this Section 6, be issuable on the exercise of a Warrant (or specified portion thereof), the Company shall in lieu thereof pay an amount in cash equal to the then Current Fair Market Value, multiplied by such fraction. For purposes of this Agreement, the term "Current Fair Market Value" shall mean (i) if the Common Stock is traded in the over-the-counter market and not in the NASDAQ Small Cap Market or the National Market nor on any national securities exchange, the average of the per share closing bid prices of the Common Stock on the 10 consecutive trading days immediately preceding the date in question, as reported by NASDAQ or an equivalent generally accepted reporting service, or (ii) if the Common Stock is traded in the NASDAQ Small Cap Market or the National Market or on a national securities exchange, the average for the 10 consecutive trading days immediately preceding the date in question of the daily per share closing prices of the Common Stock in the NASDAQ Small Cap Market or the National Market or on the principal stock exchange an on which it is listed, as the case may be or (iii) if the class of Stock is not publicly traded or quoted, the fair market value as determined by the Board of Directors of the Company based on (with appropriate adjustments) the most recent purchases of the Company's Stock and/or other relevant factors including the Company's income and assets or evaluation reports received by the Company.

      7.2 Issuance of Shares. All shares of Stock issued upon exercise of a Warrant will be duly authorized, validly issued, fully paid and nonassessable.

      7.3 Legends. If the Stock to be issued upon exercise of this Warrant has not been registered under the Securities Act of 1933, as amended, then the stock certificates representing such shares of Common Stock shall bear a legend substantially in the following form:

      THE SHARES OF STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR APPLICABLE STATE SECURITIES LAWS AND ARE RESTRICTED SECURITIES. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER THE ACT AND STATE SECURITIES LAWS.

      8. Transferability. The Warrant or the Shares of Company Common Stock underlying the Warrant shall not be transferred, and the Company shall not be required to register any transfer on the books of the Company, unless the Company shall have been provided with an opinion of counsel satisfactory to it prior to such transfer that registration under the Securities Act and applicable state securities laws is not required in connection with the transaction resulting in such transfer. Each new Warranty or Company Common Stock certificate issued upon any transfer as above provided shall bear an appropriate investment legend, except that such Warrant or Company Common Stock certificate shall not bear such restrictive legend if the opinion of counsel referred to above is to further effect that such legend is not required in order to establish compliance with the provisions of the Securities Act or if such transfer is made in accordance with the provisions of Rule 144(k) promulgated under the Securities Act. The Warrant may also be transferred by will or devise and by the laws of descent.

      Any attempt to transfer, sell or otherwise dispose of this Warrant (except as provided above) shall be void and shall not convey any rights or privileges to the transferee.

      9.    Miscellaneous.

      9.1   Notices.

            All notices, requests, demand and other communications required Or Permitted to be given hereunder shall be deemed to have been duly given if in writing and delivered personally, given by prepaid telegram, or mailed first class, postage prepaid, registered or certified mail, return receipt requested, to the following addresses:

            If to the Company:      SHOPPING.COM
                                    2101 E. Coast Hwy., Garden Level
                                    Corona del Mar, California 92625
                                    Attention: Mr. Robert J. McNulty

            With a copy to:         Jeffers, Wilson, Shaff & Falk, LLP
                                    18881 Von Karman Avenue, Suite 1400
                                    Irvine, California  92612
                                    Attention: Barry D. Falk, Esq.

            If to the Holder:       Tony Nikolich
                                    2704 Trophy Drive
                                    Plano, Texas 75025

            Any party may change the address to which such communications are to be directed to it by giving written notice to the other party. Except as otherwise provided in this Warrant, all notices shall be deemed to be given when delivered in person, or if placed in the mail as aforesaid, then two (2) days thereafter.

      9.2 Modifications. The parties may, by mutual consent, amend, modify, supplement and waive any right under this Warrant in any manner agreed by them in writing at any time.

      9.3 Entire Agreement. This Agreement, and any documents, instruments or agreements specifically referred to herein, set forth the entire agreement and understanding of the parties with respect to the transactions contemplated hereby and supersede all Prior agreements, arrangements and understandings relating to the subject matter hereof.

      9.4 Headings. The section and paragraph headings contained in this Agreement am for convenient reference only, and shall not in any way affect the meaning or interpretation hereof.

      9.5 Governing Law; Arbitration. This Agreement shall be governed by and construed in accordance with the laws of the State of California, without any regard to the choice of law provisions thereof. Any dispute arising under this Agreement shall be resolved by binding arbitration under the rules of commercial arbitration of the American Arbitration Association in Orange County, California.

      9.6 Severability. If any provision of this Agreement shall be hold to be invalid, illegal or unenforceable, it shall be deemed severable from the remaining provisions of this Agreement which shall remain in full force and effect.

      9.7 Waiver. No waiver of any provision of this Agreement or any breach thereof shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar) or any other breach hereunder nor shall such waiver constitute a continuing waiver. Either party may waive performance of any provision of this Agreement, the nonperformance of which would otherwise constitute a breach of this Agreement including but not limited to the nonperformance of any condition precedent to such party's performance, without affecting the enforceability of this Agreement or the provisions contained herein.

      9.8 Heirs; Successors and Assigns. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective heirs, successors and assigns of the parties hereto. Holders may transfer and assign the Warrants only as provided in Section 7 and any assignment in violation of the foregoing shall be void.

      9.9 Attorneys' Fees. If any legal action is instituted to enforce or interpret the terms of this Agreement, the prevailing party in such action shall be entitled to actual attorneys' fees in addition to any other relief to which the party is entitled.

      IN WITNESS WHEREOF, the parties have executed this instrument as of the date first written above.

                                     SHOPPING.COM, a California corporation


                                     By:   /s/ Robert J. McNulty
                                        -----------------------------------
                                           Robert J. McNulty, President



                                     "HOLDER"


                                     /s/ Tony Nikolich              5/15/98
                                     --------------------------------------
                                     Tony Nikolich

                                                                 EXHIBIT 4.22
                                                                 ------------

                        SECURITIES PURCHASE AGREEMENT


      THIS SECURITIES PURCHASE AGREEMENT, dated as of the date of acceptance set forth below, is entered into by and between SHOPPING.COM, a California corporation, with headquarters located at 2101 East Coast Highway, Garden Level, Costa del Mar, CA 92625 (the "Company"), and each entity named on a signature page hereto (each, a "Buyer") (each agreement with a Buyer being deemed a separate and independent agreement between the Company and such Buyer, except that each Buyer acknowledges and consents to the rights granted to each other Buyer under such agreement and the Transaction Agreements, as defined below, referred to therein).

                                 WITNESSETH:

      WHEREAS, the Company and the Buyer are executing and delivering this Agreement in accordance with and in reliance upon the exemption from securities registration afforded, inter alia by Rule 506 under Regulation D ("Regulation D") as promulgated by the United States Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "1933 Act"), and for
Section 4(2) of the 1933 Act; and

      WHEREAS, the Buyer wishes to purchase, upon the terms and subject to the conditions of this Agreement, 8% Convertible Debentures of the Company (the "Debentures") which will be convertible into shares of Common Stock, no par value per share, of the Company (the "Common Stock"), upon the terms and subject to the conditions of such Convertible Debentures, together with the Warrants (as defined below) exercisable for the purchase of shares of Common Stock (the "Warrant Shares"), and subject to acceptance of this Agreement by the Company;

      NOW THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

            1.    AGREEMENT TO PURCHASE; PURCHASE PRICE.

            a.    Purchase; Certain Definitions.

            (i) The undersigned hereby agrees to initially purchase from the Company the Debentures in the principal amount set forth on the signature page of this Agreement (the "Initial Debentures"), out of a total offering of

$10,000,000 of such Debentures, and having the terms and conditions and being in the form attached hereto as Annex 1. The purchase price for the Initial Debentures shall be as set forth on the signature page hereto and shall be payable in United States Dollars.

            (ii) As used herein, the term "Debentures" means the Initial Debentures and the Additional Debentures (as defined below), unless the context otherwise requires.

            (iii) As used herein, the term" Securities," means, the Debentures, the Warrants and the Common Stock issuable upon conversion of the Debentures or the exercise of the Warrants.

            (iv) As used herein, the term "Purchase Price" means the purchase price for the Initial Debentures or the Additional Debentures, as the case may be.

            (v) As used herein, the term "Initial Closing Date" means the date of the closing of the purchase and sale of the Initial Debentures, as provided herein.

            (vi) As used herein, the term "Additional Closing Date" means the date of the closing of the purchase and sale of the relevant Additional Debentures, as provided herein.

            (vii) As used herein, the term "Closing Date" means the relevant Initial Closing Date or Additional Closing Date, as the case may be.

            (viii) As used herein, the term "Market Price of the Common Stock" means (x) the average closing bid price of the Common Stock for the five (5) trading days ending on the trading day immediately before the date indicated in the relevant provision hereof (unless a different relevant period is specified in the relevant provision), as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market or (y) if the Common Stock is listed on a stock exchange, the closing price on such exchange on the date indicated in the relevant provision hereof, as reported in The Wall Street Journal.

            b.    Form of Payment; Delivery of Debentures.

            (i) The Buyer shall pay the Purchase Price for the relevant Debentures by delivering immediately available good funds in United States Dollars to the escrow agent (the "Escrow Agent") identified in the Joint Escrow Instructions attached hereto as Annex II (the "Joint Escrow Instructions") on the date prior to the relevant Closing Date.

            (ii) No later than the relevant Closing Date, but in any event promptly following payment by the Buyer to the Escrow Agent of the relevant Purchase Price, the Company shall deliver the relevant Debentures duly executed on behalf of the Company to the Escrow Agent.

            (iii) By signing this Agreement, each of the Buyer and the Company, subject to acceptance by the Escrow Agent, agrees to all of the terms and conditions of, and becomes a party to, the Joint Escrow Instructions, all of the provisions of which are incorporated herein by this reference as if set forth in full.

            c. Method of Payment. Payment into escrow of the Purchase Price shall be made by wire transfer of funds to:

                  Bank of Now York
                  350 Fifth Avenue
                  New York, New York 10001

                  ABA# 021000018
                  For credit to the account of Krieger & Prager, Esqs. Account No.: [To be provided by Krieger & Prager]

Not later than 5:00 p.m., New York time, on the date which is seven (7) New York Stock Exchange trading days after the Company shall have accepted this Agreement and returned a signed counterpart of this Agreement to the Escrow Agent by facsimile, the Buyer shall deposit with the Escrow Agent the Purchase Price for the Initial Debentures in currently available funds. Time is of the essence with respect to such payment, and failure by the Buyer to make such payment, shall allow the Company to cancel this Agreement.

            d. Escrow Property. The Purchase Price and the Debentures delivered to the Escrow Agent as contemplated by Sections l(b) and (c) hereof are referred to as the "Escrow Property."

            2. BUYER REPRESENTATIONS, WARRANTIES, ETC.; ACCESS TO INFORMATION; INDEPENDENT INVESTIGATION.

            The Buyer represents and warrants to, and covenants and agrees with, the Company as follows:

            a. Without limiting Buyer's right to sell the Common Stock pursuant to the Registration Statement (as that term is defined in the Registration Rights Agreement defined below), the Buyer is purchasing the Debentures and the Warrants and will be acquiring the shares of Common Stock issuable upon conversion of the Debentures (the "Converted Shares") and the Warrant Shares for its own account for investment only and not with a view towards the public sale or distribution thereof and not with a view to or for sale in connection with any distribution thereof.

            b. The Buyer is (i) an "accredited investor" as that term is defined in Rule 501 of the General Rules and Regulations under the 1933 Act by reason of Rule 501(a)(3), "experienced in making investments of the kind described in this Agreement and the related documents, (iii) able, by reason of the business and financial experience of its officers (if an entity) and professional advisors (who are not affiliated with or compensated in any way by the Company or any of its affiliates, or selling agents), to protect its own interests in connection with the transactions described in this Agreement, and the related documents, and (iv) able to afford the entire loss of its investment in the Securities.

            c. All subsequent offers and sales of the Debentures and the shares of Common Stock representing the Converted Shares and the Warrant Shares (such Common Stock sometimes referred to as the "'Shares") by the Buyer shall be made pursuant to registration of the Shares under the 1933 Act or pursuant to an exemption from registration.

            d. The Buyer understands that the Debentures are being offered and sold to it in reliance on specific exemptions from the registration requirements of United States federal and state securities laws and that the Company is relying upon the truth and accuracy of, and the Buyer's compliance with, the representations, warranties, agreements, acknowledgments and understandings of the Buyer set forth herein in order to determine the availability of such exemptions and the eligibility of the Buyer to acquire the Debentures.

            e. The Buyer and its advisors, if any, have been furnished with all materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Debentures and the offer of the Shares which have been requested by the Buyer, including Annex V hereto. The Buyer and its advisors, if any, have been afforded the opportunity to ask questions of the Company and have received complete and satisfactory answers to any such inquiries. Without limiting the generality of the foregoing, the Buyer has also had the opportunity to obtain and to review the Company's (1) Annual

Report on Form 10-K for the fiscal year ended January 31, 1998, and (2) Prospectus, dated November 25, 1997 (collectively, the "Company's SEC Documents").

            f. The Buyer understands that its investment in the Securities involves a high degree of risk.

            g. The Buyer understands that no United States federal or state agency or any other government or governmental agency has passed on or made any recommendation or endorsement of the Securities.

            h. This Agreement has been duly and validly authorized, executed and delivered on behalf of the Buyer and is a valid and binding agreement of the Buyer enforceable in accordance with its terms, subject as to enforceability to general principles of equity and to bankruptcy, insolvency, moratorium and other similar laws affecting the enforcement of creditors' rights generally.

            i. Notwithstanding the provisions hereof or of the Debentures, in no event (except (i) with respect to an automatic conversion, if any, of a Debenture as provided in the Debentures or a conversion pursuant to a Redemption Notice Conversion [as defined in the Debentures], or (ii) if the Company is in default under any Debenture or any of the Transaction Agreements, as defined below and the Purchaser has asserted such default) shall the holder be entitled to convert any Debenture to the extent that, after such conversion, the sum of
(1) the number of shares of Common Stock beneficially owned by the Buyer and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Debentures), and
(2) the number of shares of Common Stock issuable upon the conversion of the Debentures with respect to which the determination of this provision is being made, would result in beneficial ownership by the Buyer and its affiliates of more than 9.99% of the outstanding shares of Common Stock. For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), except as otherwise provided in clause (1) of such proviso. The Buyer further agrees that if the Buyer transfers or assigns any of the Debentures to a party who or which would not be considered such an affiliate, such assignment shall be made subject to the transferee's or assignee's specific agreement to be bound by the provisions of this Section 2(i) as if such transferee or assignee were a signatory to this Agreement.

            j. The Buyer represents that, for the five (5) trading days prior to the date hereof, the Buyer has not engaged in any puts, calls, futures contracts, short sales and hedging and arbitrage transactions with respect to the Common Stock.

            3.    COMPANY REPRESENTATIONS, ETC.

            The Company represents and warrants to the Buyer that, except as provided in Annex V hereto:

            a. Concerning the Debentures and the Shares. There are no preemptive rights of any stockholder of the Company, as such, to acquire the Debentures, the Warrants or the Shares.

            b. Reporting Company Status. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of California and has the requisite corporate power to own its properties and to carry on its business as now being conducted. The Company is duly qualified as a foreign corporation to do business and is in good standing in each jurisdiction where the nature of the business conducted or property owned by it makes such qualification necessary, other than those jurisdictions in which the failure to so qualify would not have a material adverse effect on the business, operations or condition (financial or otherwise) of the Company. The Company has registered its Common Stock pursuant to Section 12 of the 1934 Act, and the Common Stock is listed and traded on The NASDAQ/Bulletin Board Market. The Company has received no notice, either oral or written, with respect to the continued eligibility of the Common Stock for such listing, and the Company has maintained all requirements for the continuation of such listing.

            c. Authorized Shares. The Company has sufficient authorized and unissued Shares as may be reasonably necessary to effect the conversion of the Debentures and to issue the Warrant Shares. The Converted Shares and the Warrant Shares have been duly authorized and, when issued upon conversion of, or as interest on, the Debentures or upon exercise of the Warrants, each in accordance with its respective terms, will be duly and validly issued, fully paid and non-assessable and will not subject the holder thereof to personal liability by reason of being such holder.

            d. Securities Purchase Agreement; Registration Rights Agreement and Stock. This Agreement and the Registration Rights Agreement, the form of which is attached hereto as Annex IV (the "Registration Rights Agreement"), and the transactions contemplated thereby, have been duly and validly authorized by the Company, this Agreement has been duly executed and delivered by the Company and this Agreement is, and the Debentures, the Warrants and the Registration Rights Agreement, when executed and delivered by the Company, will be, valid and binding agreements of the Company enforceable in accordance with their respective terms, subject as to enforceability to general principles of equity and to bankruptcy, insolvency, moratorium, and other similar laws affecting the enforcement of creditors' rights generally.

            e. Non-contravention. The execution and delivery of this Agreement and the Registration Rights Agreement by the Company, the issuance of the Securities, and the consummation by the Company of the other transactions contemplated by this Agreement, the Registration Rights Agreement and the Debentures do not and will not conflict with or result in a breach by the Company of any of the terms or provisions of, or constitute a default under (i) the articles of incorporation or by-laws of the Company, each as currently in effect, (ii) any indenture, mortgage, deed of trust, or other material agreement or instrument to which the Company is a party or by which it or any of its properties or assets are bound, including any listing agreement for the Common Stock except as herein set forth, (iii) to its knowledge, any existing applicable law, rule, or regulation or any applicable decree, judgment, or order of any court, United States federal or state regulatory body, administrative agency, or other governmental body having jurisdiction over the Company or any of its properties or assets, or (iv) the Company's listing agreement for its Common Stock, except such conflict, breach or default which would not have a material adverse effect on the Company or on the transactions contemplated herein.

            f. Approvals. No authorization, approval or consent of any court, governmental body, regulatory agency, self-regulatory organization, or stock exchange or market or the stockholders of the Company is required to be obtained by the Company for the issuance and sale of the Securities to the Buyer as contemplated by this Agreement, except such authorizations, approvals and consents that have been obtained.

            g. SEC Filings. None of the Company's SEC Documents contained, at the time they were filed, any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary to make the statements made therein in light of the circumstances under which they were made, not misleading. The Company has since January 1, 1997 timely filed all requisite forms, reports and exhibits thereto with the SEC.

            h. Absence of Certain Changes. Since January 31, 1998, there has been no material adverse change and no material adverse development in the business, properties, operations, condition (financial or otherwise), or results of operations of the Company, except as disclosed in the Company's SEC Documents. Since January 31, 1998, except as provided in the Company's SEC Documents, the Company has not (i) incurred or become subject to any material liabilities (absolute or contingent) except liabilities incurred in the ordinary course of business consistent with past practices; (ii) discharged or satisfied any material lien or encumbrance or paid any material obligation or liability (absolute or contingent), other than current liabilities paid in the ordinary course of business consistent with past practices; (iii) declared or made any payment or distribution of cash or other property to stockholders with respect to its capital stock, or purchased or redeemed, or made any agreements to purchase or redeem, any shares of its capital stock; (iv) sold, assigned or transferred any other tangible assets, or canceled any debts or claims, except in the ordinary course of business consistent with past practices; (v) suffered any substantial losses or waived any rights of material value, whether or not in the ordinary course of business, or suffered the loss of any material amount of existing business; (vi) made any changes in employee compensation, except in the ordinary course of business consistent with past practices; or (vii) experienced any material problems with labor or management in connection with the terms and conditions of their employment.

            i. Full Disclosure. There is no fact known to the Company (other than general economic conditions known to the public generally or as disclosed in the Company's SEC Documents) that has not been disclosed in writing to the Buyer that (i) would reasonably be expected to have a material adverse effect on the business or financial condition of the Company, (ii) would reasonably be expected to materially and adversely affect the ability of the Company to perform its obligations pursuant to this Agreement or any of the agreements hereby (collectively, including this Agreement, the "Transaction Agreements") or
(iii) would reasonably be expected to materially and adversely affect the value of the rights granted to the Buyer in the Transaction Agreements.

            j. Absence of Litigation. Except as set forth in the Company's SEC Documents, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board or body pending or, to the knowledge of the Company, threatened against or affecting the Company, wherein an unfavorable decision, ruling or finding would have a material adverse effect on the properties, business or financial condition, or results of operation of the Company and its subsidiaries taken as a whole or the transactions contemplated by any of the Transaction Agreements or which would adversely affect the validity or enforceability of, or the authority or ability of the Company to perform its obligations under, any of the Transaction Agreements.

            k. Absence of Events of Default. Except as set forth in Section 3(e) hereof, no Event of Default (or its equivalent term), as defined in the respective agreement to which the Company is a party, and no event which, with the giving of notice or the passage of time or both, would become an Event of Default (or its equivalent term) (as so defined in such agreement), has occurred and is continuing, which would have a material adverse effect on the Company's financial condition or results of operations.

            l. Prior Issues. During the twelve (12) months preceding the date hereof, the Company has not issued any convertible securities. The presently outstanding unconverted principal amount of each such issuance as at May 26, 1998 are set forth in Annex V.

            m. No Undisclosed Liabilities or Events. The Company has no liabilities or obligations other than those disclosed in the Company's SEC Documents or those incurred in the ordinary course of the Company's business since January 31, 1998, and which individually or in the aggregate, do not or would not have a material adverse effect on the properties, business, condition (financial or otherwise), or results of operations of the Company. No event or circumstances has occurred or exists with respect to the Company or its properties, business, condition (financial or otherwise), or results of operations, which, under applicable law, rule or regulation, requires public disclosure or announcement prior to the date hereof by the Company but which has not been so publicly announced or disclosed. There are no proposals currently under consideration or currently anticipated to be under consideration by the Board of Directors or the executive officers of the Company which proposal would
(x) change the charter or by-laws of the Company, each as currently in effect, with or without shareholder approval, which change would reduce or otherwise adversely affect the rights and powers of the shareholders of the Common Stock or (y) materially or substantially change the business, assets or capital of the Company, including its interests in subsidiaries.

            n. No Default. The Company is not in default in the performance or observance of any material obligation, agreement, covenant or condition contained in any material indenture, mortgage, deed of trust or other material instrument or agreement to which it is a party or by which it or its property is bound.

            o. No Integrated Offering. Neither the Company nor any of its affiliates nor any person acting on its or their behalf has, directly or indirectly, at any time since January 1, 1997, made any offer or sales of any security or solicited any offers to buy any security under circumstances that would eliminate the availability of the exemption from registration under Rule 506 of Regulation D in connection with the offer and sale of the Securities as contemplated hereby.

            p. Dilution. The number of Shares issuable upon conversion of the Debentures and the exercise of the Warrants may increase substantially in certain circumstances, including, but not necessarily limited to, the circumstance wherein the trading price of the Common Stock declines prior to the conversion of the Debentures. The Company's executive officers and directors have studied and fully understand the nature of the Securities being sold hereby and recognize that they have a potential dilutive effect. The board of directors of the Company has concluded, in its good faith business judgment, that such issuance is in the best interests of the Company. The Company specifically acknowledges that its obligation to issue the Shares upon conversion of the Debentures and upon exercise of the Warrants is binding upon the Company and enforceable regardless of the dilution such issuance may have on the ownership interests of other shareholders of the Company.

            4.    CERTAIN COVENANTS AND ACKNOWLEDGMENTS.

            a. Transfer Restrictions. The Buyer acknowledges that (1) the Debentures have not been and are not being registered under the provisions of the 1933 Act and, except as provided in the Registration Rights Agreement the Shares have not been and are not being registered under the 1933 Act, and may not be transferred unless (A) subsequently registered thereunder or (B) the Buyer shall. have delivered to the Company and opinion of counsel, reasonably satisfactory in form, scope and substance to the Company, to the effect that the Securities to be sold or transferred may be sold or transferred pursuant to an exemption from such registration; (2) any sale of the Securities made in reliance on Rule 144 promulgated under the 1933 Act may be made only in accordance with the terms of said Rule and further, if said Rule is not applicable, any resale of such Securities under circumstances in which the seller, or the person through whom the sale is made, may be deemed to be an underwriter, as that term is used in the 1933 Act, may require compliance with some other exemption under the 1933 Act or the rules and regulations of the SEC thereunder; and (3) neither the Company nor any other person is under any obligation to register the Securities (other than pursuant to the Registration Rights Agreement) under the 1933 Act or to comply with the terms and conditions of any exemption thereunder.

            b. Restrictive Legend. The Buyer acknowledges and agrees that the Debentures and the Warrants, and, until such time as the Common Stock has been registered under the 1933 Act as contemplated by the Registration Rights Agreement and sold in accordance with an effective Registration Statement, certificates and other instruments representing any of the Securities shall bear a restrictive legend in substantially the following form (and a stop-transfer order may be placed against transfer of any such Securities):

     THESE SECURITIES ("THE SECURITIES") HAVE NOT BEEN REGISTERED
     UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR THE SECURITIES LAWS OF ANY STATE AND MAY NOT BE SOLD OR

     OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION
     STATEMENT FOR THE SECURITIES OR AN OPINION OF COUNSEL OR OTHER EVIDENCE ACCEPTABLE TO THE CORPORATION THAT SUCH REGISTRATION IS NOT REQUIRED.

            c. Registration Rights Agreement. The parties hereto agree to enter into the Registration Rights Agreement on or before the Initial Closing Date.

            d. Filings. The Company undertakes and agrees to make all necessary filings in connection with the sale of the Debentures to the Buyer under any United States laws and regulations applicable to the Company, or by any domestic securities exchange or trading market, and to provide a copy thereof to the Buyer promptly after such filing.

            e. Reporting Status. So long as the Buyer beneficially owns any of the Debentures, the Company shall file all reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the 1934 Act, and the Company shall not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination. The Company will take all reasonable action under its control to obtain and to continue the listing and trading of its Common Stock (including, without limitation, all Registrable Securities) on The NASDAQ/Bulletin Board Market and will comply in all material respects with the Company's reporting, filing and other obligations under the by-laws or rules of the National Association of Securities Dealers, Inc. ("NASD") or The NASDAQ/Bulletin Board Market.

            f. Use of Proceeds. The Company will use the proceeds from the sale of the Debentures (excluding amounts paid by the Company for legal fees, finder's fees and escrow fees in connection with the sale of the Debentures) for internal working capital purposes, and shall not, directly or indirectly, use such proceeds for any loan to or investment in any other corporation, partnership enterprise or other person.

            g.    Certain Agreements.

            (i) The Company covenants and agrees that it will not, without the prior written consent of the Buyer, enter into any subsequent or further offer or sale of Common Stock or securities convertible into Common Stock (collectively, "New Common Stock") with any third party pursuant to a transaction which in any manner permits the sale of the New Common Stock on any date which is earlier than one hundred eighty (180) days after the later of (A) the Effective Date (as defined below) or (B) the latest Additional Closing Date.

            (ii) The provisions of subparagraph (g)(i) will not apply to (x) the issuance of securities (other than for cash) in connection with an acquisition, merger, consolidation, sale of assets, disposition, or (y) the exchange of the capital stock for assets, stock or other joint venture interests; provided, however, that any action contemplated under this subparagraph (g)(ii) is subject to the condition that registration rights, if any, in connection with such action shall not require the filing of a Registration Statement in respect of such stock prior to sixty (60) days after the Effective Date.

            (iii) The term "Effective Date" means the effective date of the Registration Statement covering the Registrable Securities (as that term is defined in the Registration Rights Agreement).

            (iv) In the event the Company breaches the Provisions of this
Section 4(g), the Conversion Rate (as defined in the Debentures) shall be amended to be equal to (x) 90% of (y) the amount determined in accordance with the provisions of the Debenture without regard to this provision, and the Purchaser may require the Company to immediately redeem all outstanding Debentures in accordance with Section 4(k)(y) hereof.

            h.    Future Purchases.

            (i) The Buyer hereby unconditionally and irrevocably agrees to purchase from the Company, at the option of the Company exercised as provided below, up to an additional principal amount of Debentures (the "Second Debentures") equal to $2,500,000 multiplied by a fraction, of which the numerator is the principal amount of the Initial Debentures and the denominator is $2,500,000 in one tranche (the "Second Tranche"), on the terms and subject to the conditions hereinafter provided.

            (ii) The closing for the Second Tranche shall occur if the Company gives the Buyer notice (the "Second Tranche Notice") that the Company commits to issuing the Second Debentures to the Buyer on the closing date for the Second Tranche (the "Second Closing Date"), provided, however, that the Second Tranche Notice must be received by the Buyer within thirty (30) days of the Effective Date. If the Second Tranche Notice is given after the Effective Date, the Second Tranche Notice shall state the Effective Date. If the Second Tranche Notice is given prior to the Effective Date, the Company shall include a commitment to give notice to the Buyer by telephone and facsimile transmission of the Effective Date no later than the business day immediately following the Effective Date. Provided the Company has provided confirmation of the Effective Date in the manner provided in this subsection (ii), the Second Closing Date shall be five (5) business days after the later of the Effective Date or the date the Buyer receives the Second Tranche Notice, unless otherwise agreed to by the Company and the Buyer.

            (iii) The Initial Debentures and the Second Debentures are referred to collectively as the "Basic Debentures."

            (iv) The Company and the Buyer agree that, subject to the mutual agreement of the Company and the Buyer, the Buyer will purchase from the Company and the Company will issue to the Buyer, subsequent to the Second Closing Date, additional debentures (the "Subsequent Debentures") aggregating up to $5,000,000 multiplied by a fraction, of which the numerator is the principal amount of the Basic Debentures and the denominator is $5,000,000 in one or more tranches (collectively, the "Subsequent Tranches"), on the terms and subject to the conditions hereinafter provided or otherwise agreed to by the Company and the Buyer.

            (v) The closing for each of the Subsequent Tranches (each, a "Subsequent Closing Date") shall take place on a date mutually agreed to by the Buyer and the Company.

            (vi) Each of the Second Tranche and each Subsequent Tranche is referred to as an "Additional Tranche." Each of the Second Closing Date and each Subsequent Closing Date is referred to as an ""Additional Closing Date." Each of the Second Debentures and each of the Subsequent Debentures is referred to as an "Additional Debenture."

            (vii) The closing of each Additional Tranche shall be conducted upon the same terms and conditions as those applicable to the Initial Debentures.

            (viii) It shall be a condition to the Buyer's obligation to purchase the Additional Debentures that, as of the Additional Closing Date, (A) the Market Price of the Common Stock, as adjusted to reflect any stock splits, reverse stock splits or stock dividends effected or declared after the Initial Closing Date, be Five Dollars ($5.00) or more and (B) the average trading volume for the five (5) consecutive trading days ending the day before the Additional Closing Date be Five Hundred Thousand Dollars ($500,000.00) or more.

            (ix) On each Additional Closing Date, (A) the Registration Statement required to be filed under the Registration Rights Agreement shall continue to be effective and shall cover at least all Registrable Securities for Debentures issued prior to or on the relevant Closing Date, (B) the representations and warranties of the Company contained in Section 3 hereof shall be true and correct in all material respects (and the Company's issuance of the relevant Additional Debenture shall constitute the Company's making each such representation and warranty as of such date) and there shall have been no material adverse changes (financial or otherwise) in the business or conditions of the Company from the Initial Closing Date through and including the relevant Additional Closing Date (and the Company's issuance of the relevant Additional Debentures shall constitute the Company's making such representation and warranty as of such date), (C) the Company shall have timely issued all shares issuable upon conversion of the Debentures prior to the date of such Additional Closing Date, and (D) either the aggregate of the Common Stock issuable

      (i) upon conversion of the relevant Additional Debentures as a group or together with the Common stock issuable upon conversion of the then previously issued Debentures, and

      (ii) upon exercise of the Warrants which might be issued as a result of the conversion of the Additional Debentures, as a group or together with the Warrants then previously issued

(in each case assuming for such computation a Conversion Rate computed based on a Market Price equal to 50% of the Market Price on such Additional Closing Date) will not result in the issuance of shares in excess of the Cap Regulations (as defined below) or the Company shall have obtained the consent of its shareholders, as contemplated by the Cap Regulations, to such issuance.

            (x) In furtherance of the provisions of the immediately preceding subparagraph (ix) hereof the Company (a) commits to using its beg efforts to obtain any shareholder authorization contemplated by said subparagraph (ix) by written consent of shareholders holding at least the minimum number of shares necessary to take such action without a meeting of all shareholders and, if such consent is not obtained, by vote of the shareholders at a meeting of shareholders duly called and held, and (b) represents to the Buyer that the Company has obtained the binding irrevocable commitment or proxy (each, a "Principal Voter Proxy") of each Principal Voter (as defined below) that such Principal Voter will vote in favor of any shareholder authorization contemplated by said subparagraph (ix). A "Principal Voter" is a person who meets any one or more of the following criteria: (A) a person who is a director or principal officer of the Company (each, a "Company Principal") and who, directly or indirectly, holds any shares of Common Stock of the Company; (B) a spouse of a Company Principal (a "Principal's Spouse") who, directly or indirectly, holds any shares of Common Stock of the Company, (C) a parent, sibling or child of a Company Principal who resides in the household of a Company Principal or of a Principal's Spouse (each, a "Principal's Relative") and who, directly or indirectly, holds any shares of Common Stock or (D) any other person or entity, including, without limitation, for profit or non-profit corporations, partnerships and trusts, whose voting rights regarding Common Stock of the Company is subject to the direction, control or other influence of any Company Principal, Principal's Spouse or Principal's Relative. The Company will deliver such Principal Voter Proxies to the Buyer or the Buyee's designee within ten
(10) business days after the Initial Closing Date, together with an opinion of the Company's counsel that each such Principal Voter Proxy is binding and irrevocable and is enforceable or exercisable by the Buyer or the Buyer's designee. If, as of any Additional Closing Date, there are any additional Principal Voters, the Company shall have obtained the Principal Voter Proxy of each such additional Principal Voter and shall deliver each such additional Principal Voter Proxy to the Buyer or the Buyer's designee, together with an opinion of the Company's counsel that each such additional Principal Voter Proxy is binding and irrevocable and is enforceable or exercisable by the Buyer or the Buyer's designee, no later than the relevant Additional Closing Date. Compliance with the foregoing provisions of this subsection (k) shall be a condition to the Buyer's obligation to purchase Additional Debentures on such Additional Closing Date.

            i. Available Shares. The Company shall have at all times authorized and reserved for issuance, free from preemptive rights, shares of Common Stock sufficient to yield two hundred percent (200%) of the number of shares of Common Stock issuable (i) at conversion as may be required to satisfy the conversion rights of the Buyer pursuant to the terms and conditions of the Debentures and
(ii) upon exercise as may be required to satisfy the exercise rights of the Buyer pursuant to the terms and conditions of the Warrants.

            j. Warrants. The Company agrees to issue to the Buyer on or within one business day of each Delivery Date transferable, divisible warrants (the "Warrants") for the purchase of one share of Common Stock for each two shares of Common Stock issuable in connection with the corresponding conversion of the Debentures. The Warrants attributable to each such conversion shall bear an exercise price equal to the lesser of (x) one hundred twenty percent (120%) of the relevant Conversion Rate or (Y) one hundred twenty-five percent (125%) of the Base Price (as defined in the Debentures). The Warrants will expire on the fifth anniversary of the Initial Closing Date. The Warrants shall be in the form annexed hereto as Annex VI, together with registration rights as provided in the Registration Rights Agreement.

            k. Limitation on Issuance of Shares. The Company may be limited in the number of shams of Common Stock it way issue by virtue of (i) the number of authorized shares or (ii) the applicable rules and regulations of the principal securities market on which the Common Stork is listed or traded, including, but not necessarily limited to, NASDAQ Rule 4310(c)(25)(H)(i)(d)(2) (collectively, the "Cap Regulations"). Without limiting the offer provisions thereof, the Debentures shall provide that (i) the Company will take all steps reasonably necessary to be in a position to issue shares of Common Stock on conversion of the Debentures without violating the Cap Regulations and (d) if, despite taking such steps, the Company still can not issue such shares of Common Stock without violating the Cap Regulations, the holder of a Debenture which can not be converted as result of the Cap Regulations (each such Debenture, an "Unconverted Debenture") shall have the option, exercisable in such holder's sole and absolute discretion, to elect either of the following remedies:

            (x) require the Company to issue shares of Common Stock in accordance with such holders notice of conversion at a conversion purchase price equal to the average of the closing bid price per share of Common Stock for any five (5) consecutive trading days (subject to certain equitable adjustments for certain events occurring during such period) during the sixty (60) trading days immediately preceding the date of notice of conversion; or

            (y) require the Company to redeem each Unconverted Debenture for an amount (the "Redemption Amount"), payable in cash, equal to:

                          V
                        -----       x           M
                         CP

            "V" means the principal of an Unconverted Debenture plus any accrued but unpaid interest thereon;

            "CP" means the conversion price in effect on the date of redemption (the "Redemption Date") specified in the notice from the holder of the Unconverted Debentures electing this remedy; and

            "M" means the highest closing bid price per share of the Common Stock during the period beginning on the Redemption Date and ending on the date of payment of the Redemption Amount.

A holder of an Unconverted Debenture may elect one of the above remedies with respect to a portion of such Unconverted Debenture and the other remedy with respect to other portions of the Unconverted Debenture. The Debentures shall contain provisions substantially consistent with the above terms, with such additional provisions as may be consented to by the Buyer. The provisions of this paragraph are not intended to limit the scope of the provisions otherwise included in the Debentures.

            l.    Hedging Transactions.

            (i) The Company understands that the Buyer may be a so-called "hedge" fund, and the Company hereby expressly agrees that, except as provided in subparagraph (ii) of this paragraph (l), the Buyer shall not in any way be prohibited or restricted from any purchases or sales of any securities or other instruments of, or related to, the Company or any of its securities, including, but not necessarily limited to, puts, calls, future contracts, short sales and hedging and arbitrage transactions. The Buyer acknowledges that such purchases, sales and other transactions may be subject to various federal and state securities laws and agrees to comply with all such applicable securities laws.

            (ii) The Buyer agrees that, prior to the Effective Date, the Buyer will not engage in any puts, calls, future contracts, short sales and hedging and arbitrage transactions with respect to the Common Stock.

            m.    Right of First Refusal.

            (i) The Company covenants and agrees that if during the period from the date hereof through and including the date which is one hundred twenty (120) days after the later of (A) the Effective Date or (B) the latest Additional Closing Date, the Company offers to enter into any transaction (a "New Transaction") for the sale of New Common Stock, the Company shall notify the Buyer in writing of all of the terms of such offer (a "New Transaction Offer"). The Buyer shall have the right (the "Right of First Refusal"), exercisable by written notice given to the Company by the close of business on the fifth business day after the Buyer's receipt of the New Transaction Offer (the "Right of First Refusal Expiration Date"), to participate in all or any part of the New Transaction Offer on the terms so specified.

            (ii) If, and only if, the Buyer does not exercise the Right of First Refusal in full, the Company may consummate the remaining portion of the New Transaction with any New Investor on the terms specified in the New Transaction Offer within thirty (30) days of the Right of First Refusal Expiration Date.

            (iii) If the terms of the New Transaction to be consummated with such other party differ from the terms specified in the New Transaction Offer so that the terms are more beneficial in any respect to the New Investor, the Company shall give the Buyer a New Transaction Offer relating to the terms of the New Transaction, as so changed, and the Buyer's Right of First Refusal and the preceding terms of this paragraph (m) shall apply with respect to such changed terms.

            (iv) If there is more than one Buyer signatory to this Agreement, the preceding provisions of this (m) shall apply pro rata among them (based on the Debentures purchased by each of them hereunder), except that, to the extent any such Buyer does not exercise its Right of First Refusal in full (a "Declining Buyer"), the remaining Buyer or Buyers who or which have exercised their own Right of First Refusal in full, shall have the right (pro rata among them, if more than one) to exercise all or a portion of such Declining Buyer's unexercised Right of Refusal. Nothing in this paragraph (m) shall be deemed to permit a transaction not otherwise permitted by subparagraph (g)(i), as modified by the provisions of subparagraph (g)(ii).

            (v) In the event the New Transaction is consummated with such other third party on terms providing for (k) either a sale price equal to or computed based on, or a determination of a conversion price based on, a lower percentage of the then current market price (howsoever defined or computed) than provided in the Debentures for determining the Conversion Rate or a lower Base Price (howsoever defined or computed) and/or (y) the issuance of warrants at an exercise price lower than that provided in the Warrants, the terms of any unissued or unconverted Debentures or any unissued or unexercised Warrants shall be modified to reduce the relevant Conversion Rate, Base Price or Warrant exercise price to be equal to that provided in the New Transaction as so consummated.

            5.    TRANSFER AGENT INSTRUCTIONS.

            a. Promptly following the delivery by the Buyer of the Purchase Price for the Initial Debentures in accordance with Section 1(c) hereof, the Company will irrevocably instruct its transfer agent to issue Common Stock from time to time upon conversion of the Debentures in such amounts as specified from time to time by the Company to the transfer agent, bearing the restrictive legend specified in Section 4(b) of this Agreement prior to registration of the Shares under the 1933 Act, registered in the name of the Buyer or its nominee and in such denominations to be specified by the Buyer in connection with each conversion of the Debentures. The Company warrants that m instruction other than such instructions referred to in this Section 5 and stop transfer instructions to give effect to Section 4(a) hereof prior to registration and sale of the Shares under the 1933 Act will be given by the Company to the transfer agent and that the Shares shall otherwise be freely transferable on the books and records of the Company as and to the extent provided in this Agreement, the Registration Rights Agreement, and applicable law. Nothing in this Section shall affect in any way the Buyees obligations and agreement to comply with all applicable securities laws upon resale of the Securities. If the Buyer provides the Company with an opinion of counsel reasonably satisfactory to the Company that registration of a resale by the Buyer of any of the Securities in accordance with clause (1)(B) of Section 4(a) of this Agreement is not required under the 1933 Act, the Company shall (except as provided in clause (2) of Section 4(a) of this Agreement) permit the transfer of the Securities and, in the case of the Converted Shares or the Warrant Shares, as the case may be, promptly instruct the Company's transfer agent to issue one or more certificates for Common Stock without legend in such name and in such denominations as specified by the Buyer.

            b. (i) The Company will permit the Buyer to exercise its right to convert the Debentures by telecopying or delivering an executed and completed Notice of Conversion to the Company and delivering, within five (5) business days thereafter, the original Debentures being converted to the Company by express courier, with a copy to the transfer agent.

                  (ii) The term "Conversion Date" means, with respect to any conversion elected by the holder of the Debentures, the date specified in the Notice of Conversion, provided the copy of the Notice of Conversion is telecopied to or otherwise delivered to the Company in accordance with do provisions hereof that is received by the Company on or before such specified date.

                  (iii) The Company will transmit the certificates representing the Converted Shares issuable upon conversion of any Debentures (together with Debentures not being so converted) to the Buyer via express courier, by electronic transfer or otherwise, within three (3) business days (such third business day, the "Delivery Date") after (A) the business day on which the Company has received both of the Notice of Conversion (by facsimile or other delivery) and the original Debentures being converted (and if the same me not delivered to the Company on the same date, the date of delivery of the second of such items) or (B) the date an interest payment on the Debenture, which the Company has elected to pay by the issuance of Common Stock, as contemplated by the Debentures, was due.

            c. The Company understands that a delay in the issuance of the Shares of Common Stock beyond the Delivery Date could result in economic loss to the Buyer. As compensation to the Buyer for such loss, the Company agrees to pay late payments to the Buyer for late issuance of Shares upon Conversion in accordance with the following schedule (where "No. Business Days Late" is defined as the number of business days beyond two (2) business days from the Delivery Date):

                                            Late Payment For Each $10,000
                                            of Debenture Principal or Interest
                No. Business Days Late      Amount Being Converted
                ----------------------      ----------------------------------
                        1                             $100
                        2                             $200
                        3                             $300
                        4                             $400
                        5                             $500
                        6                             $600
                        7                             $700
                        8                             $800
                        9                             $900
                        10                            $1,000
                        >10                           $1,000+$200 for each
                                                      Business Day Late
                                                      beyond 10 days

The Company shall pay any payments incurred under this Section in immediately available funds upon demand. Nothing herein shall limit the Buyees right to pursue actual damages for the Company's failure to issue and deliver the Common Stock to the Buyer. Furthermore, in addition to any other remedies which may be available to the Buyer, in the event that the Company fails for any reason to effect delivery of such shares of Common Stock within two (2) business days after the Delivery Date, the Buyer will be entitled to revoke the relevant Notice of Conversion by delivering a notice to such effect to the Company whereupon the Company and the Buyer shall each be restored to their respective positions immediately prior to delivery of such Notice of Conversion.

            d. If, by the relevant Delivery Date, the Company fails for any reason to deliver the Shares to be issued upon conversion of a Debenture and after such Delivery Date, the holder of the Debentures being converted (a "Converting Holder") purchases, in an open market transaction or otherwise, shares of Common Stock (the "Covering Shares") in order to make delivery in satisfaction of a sale of Common Stock by the Converting Holder (the "Sold Shares"), which delivery such Converting Holder anticipated to make using the Shares to be issued upon such conversion (a "Buy-In"), the Company shall pay to the Converting Holder, in addition to all other amounts contemplated in other provisions of the Transaction Agreements, and not in lieu thereof, the Buy-In Adjustment Amount (as defined below). The "Buy-In Adjustment Amount' is the amount equal to the excess, if any, of (k) the Converting Holder's total purchase price (including brokerage commissions, if any) for the Covering

Shares over (y) the net proceeds (after brokerage commissions, if any) received by the Converting Holder from the sale of the Sold Shares. The Company shall pay the Buy-In Adjustment Amount to the Company in immediately available funds immediately upon demand by the Converting Holder. By way of illustration and not in limitation of the foregoing, if the Converting Holder purchases shares of Common Stock having a total purchase price (including brokerage commissions) of $11,000 to cover a Buy-In with respect to shares of Common Stock it sold for net proceeds of $10,000, the Buy-In Adjustment Amount which Company will be required to pay to the Converting Holder will be $1,000.

            e. In lieu of delivering physical certificates representing the Common Stock issuable upon conversion, provided the Company's transfer agent is participating in the Depository Trust Company ("DTC") Fast Automated Securities Transfer program, upon request of the Buyer and its compliance with the provisions contained in this paragraph, so long as the certificates therefor do not bear a legend and the Buyer thereof is not obligated to return such certificate for the placement of a legend thereon, the Company shall use its best efforts to cause its transfer agent to electronically transmit the Common Stock issuable upon conversion to the Buyer by crediting the account of Buyer's Prime Broker with DTC through its Deposit Withdrawal Agent Commission system.

            f. The Company will authorize its transfer agent to give information relating to the Company directly to the Buyer or the Buyer's representatives upon the request of the Buyer or any such representative. The Company will provide the Buyer with a copy of the authorization so given to the transfer agent.

            6.    DELIVERY INSTRUCTIONS.

            The Initial Debentures or the Additional Debentures, as the case may be, shall be delivered by the Company to the Escrow Agent pursuant to Section 1(b) hereof, on a delivery against payment basis, no later than on the relevant Closing Date.

            7.    CLOSING DATE.

            a. The Initial Closing Date shall occur on the date which is the first NYSE trading day after the fulfillment or waiver of all closing conditions pursuant to Sections 8 and 9 hereof or such other date and time as is mutually agreed upon by the Company and the Buyer. The date of the Additional Closing Date shall be the date specified by either party to other on at least ten (10) business days' advance notice to the other; provided, however, that it shall be a condition of any Additional Closing Date that, on or before such date, each of the conditions contemplated by Section 4(g) and by Sections 8 and 9 hereof shall have either been satisfied or been waived by the party in whose favor such conditions run.

            b. Each closing of the purchase and issuance of Debentures shall occur on the relevant Closing Date at the offices of the Escrow Agent and shall take place no later than 12:00 Noon, New York time, on such day or such other time as is mutually agreed upon by the Company and the Buyer.

            c. Notwithstanding anything to the contrary contained herein, the Escrow Agent will be authorized to release the Escrow Property only upon satisfaction of the conditions set forth in Sections 8 and 9 hereof. The relevant Debentures shall be delivered by the Company to the Escrow Agent pursuant to Section l(b) hereof no later than on the relevant Closing Date.

            8.    CONDITIONS TO THE COMPANY'S OBLIGATION TO SELL.

            The Buyer understands that the Company's obligation to sell the Debentures to the Buyer pursuant to this Agreement on the relevant Closing Date is conditioned upon:

            a.    The execution and delivery of this Agreement by the Buyer;

            b. Delivery by the Buyer to the Escrow Agent of good funds as payment in full of an amount equal to the purchase price for the relevant Debentures in accordance with this Agreement;

            c. The accuracy on such Closing Date of the representations and warranties of the Buyer contained in this Agreement, each as if made on such date, and the performance by the Buyer on or before such date of all covenants and agreements of the Buyer required to be performed on or before such date; and

            d. There shall not be in effect any law, rule or regulation prohibiting or restricting the transactions contemplated hereby, or requiring any consent or approval which shall not have been obtained.

            9.    CONDITIONS TO THE BUYER'S OBLIGATION TO PURCHASE.

            The Company understands that the Buyers, obligation to purchase the Debentures on the relevant Closing Date is conditioned upon:

            a. The execution and delivery of this Agreement and the Registration Rights Agreement by the Company;

            b. Delivery by the Company to the Escrow Agent of the relevant Debentures in accordance with this Agreement,

            c. The accuracy in all material respects on such Closing Date of the representations and warranties of the Company contained in this Agreement each as if made on such date, and the by the Company on or before such date of all covenants and agreements of the Company required to be performed an or before such date;

            d. On such Closing Date, the Registration Rights Agreement shall be in full force and effect and the Company shall not be in default thereunder,

            e. On such Closing Date, the Buyer shall, have received an opinion of counsel for the Company, dated such Closing Date, in form, scope and substance reasonably satisfactory to the Buyer, substantially to the effect set forth in Annex III attached hereto;

            f. There shall not be in effect any law, rule or regulation prohibiting or restricting the transactions contemplated hereby, or requiring any consent or approval which shall not have been obtained;

            g. From and after the date hereof to and including the relevant Closing Date, the trading of the Common Stock shall not have been suspended by the SEC or the NASD and trading in securities generally on the New York Stock Exchange or The NASDAQ/Bulletin Board Market shall not have been suspended or limited, nor shall minimum prices been established for securities traded on The NASDAQ/Bulletin Board Market, nor shall there be any outbreak or escalation of hostilities involving the United States or any material adverse change in any financial market that in either case in the reasonable judgment of the Buyer makes it impracticable or inadvisable to purchase the relevant Debentures;

            h. As of the trading date before the relevant Closing Date, there shall be at least three (3) market makers for the Company's Common Stock who have not announced that they are required to or intend to suspend or cease trading in such Common Stock; and

            i. With respect to each Additional Closing Date, each of the conditions set forth in Section 4(h) hereof shall have either been satisfied or been waived by the Buyer and there shall be an effective Registration Statement covering the Registrable Securities issuable upon conversion of the Debentures previously issued and to be issued on such Additional Closing Date and upon exercise of all Warrants previously issued and to be issued on such Additional Closing Date.

            10.   GOVERNING LAW:  MISCELLANEOUS.

            a. This Agreement shall be governed by and interpreted in accordance with the laws of the State of New York for contracts to be wholly performed in such state and without giving effect to the principles thereof regarding the conflict of laws. Each of the parties consents to the jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non conveniens, to the bringing of any such proceeding in such jurisdictions. To the extent determined by such court, the Company shall reimburse the Buyer for any reasonable legal fees and disbursements incurred by the Buyer in enforcement of or protection of any of its rights under any of the Transaction Agreements.

            b. Failure of any party to exercise any right or remedy under this Agreement or otherwise, or delay by a party in exercising such right or remedy, shall not operate as a waiver thereof.

            c. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto.

            d. All pronouns and any variations thereof refer to the masculine, feminine or neuter, singular or plural, as the context may require.

            e. A facsimile transmission of this signed Agreement shall be legal and binding on all parties hereto.

            f. This Agreement may be signed in one or more counterparts, each of which shall be deemed an original.

            g. The headings of this Agreement are for convenience of reference and shall not form part of, or affect the interpretation of, this Agreement.

            h. If any provision of this Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement or the validity or enforceability of this Agreement in any other jurisdiction.

            i. This Agreement may be amended only by an instrument in writing signed by the party to be charged with enforcement thereof

            j. This Agreement supersedes all prior agreements and understandings among the parties hereto with respect to the subject matter hereof.

            11.   NOTICES.

            Any notice required or permitted hereunder shall be given in writing (unless otherwise specified herein) and shall be deemed effectively given on the earliest of

            (a) the dale delivered, if delivered by personal delivery as against written receipt therefor or by confirmed facsimile transmission,

            (b) the seventh business, day after deposit, postage prepaid, in the United States Postal Service by registered or certified mail, or

            (c) the third business day after mailing by international express courier, with delivery costs and fees prepaid,

in each case, addressed to each of the other parties thereunto entitled at the following addresses (or at such other addresses as such party may designate by ten (10) days' advance written notice similarly given to each of the other parties hereto):

COMPANY:          SHOPPING.COM
                  2101 East Coast Highway
                  Garden Level
                  Costa del Mar, CA 92625
                  ATTN:  John Markley
                  Telephone No.: (714) 640-4393
                  Telecopier No.: (714) 640-4374
                  with a copy to:

                  Jeffers Wilson Shaff & Falk
                  18881 Von Karman, Ave., Tower 17
                  Suite 1400
                  Irvine, CA 92715
                  ATTN: Barry Falk, Esq.
                  Telephone No.: (714) 660-7700
                  Telecopier No.: (714) 660-7799

BUYER: At the address set forth on the signature page of this Agreement.

                  with a copy to:

                  Krieger & Prager, Esqs.
                  319 Fifth Avenue
                  New York, New York 10016
                  Telephone No.: (212) 689-3322
                  Telecopier No.: (212) 213-2077

ESCROW AGENT:     Krieger & Prager, Esqs.
                  319 Fifth Avenue
                  New York, New York 10016
                  Telephone No.: (212) 689-3322
                  Telecopier No.:  (212) 213-2077

            12.   SURVIVAL OF REPRESENTATIONS AND WARRANTIES.

            The Company's and the Buyees representations and warranties herein shall survive the execution and delivery of this Agreement and the delivery of the Debentures and payment of the Purchase Price, and shall inure to the benefit of the Buyer and the Company and their respective successors and assigns.

            IN WITNESS WHEREOF, this Agreement has been duly executed by the Buyer by one of its officers thereunto duly authorized as of the date set forth below.

AMOUNT AND PURCHASE PRICE OF INITIAL DEBENTURES:      $

                           SIGNATURES FOR ENTITIES

      IN WITNESS WHEREOF, the undersigned represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed an its behalf this _____ day of ______________ 1998.

______________________________     ________________________________________
Address                            Printed Name of Subscriber

______________________________     By:_____________________________________
                                      (Signature of Authorized Person)

Telecopier No.________________     ________________________________________
                                   Printed Name and Title
______________________________
Jurisdiction of Incorporation or
Organization

As of the date set forth below, the undersigned hereby accepts this Agreement and represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed on its behalf.

SHOPPING.COM

By:   __________________________

Title:__________________________
Date: __________________________

            IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed by their respective offices thereunto duly authorized as of the day and year first above written.

                                        COMPANY:
                                        SHOPPING.COM


                                        By:__________________________
                                        Name: John H.  Markley
                                        Title:  President and CEO

                                        INITIAL INVESTOR:
                                        Star High Yield Investment Management
                                        Corporation

                                        By:__________________________
                                        Name: Simche Hecht
                                        Title:  Attorney in fact

            IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed by their respective offices thereunto duly authorized as of the day and year first above written.

                                        COMPANY:
                                        SHOPPING.COM


                                        By:__________________________
                                        Name: John H.  Markley
                                        Title:  President and CEO

                                        INITIAL INVESTOR:
                                        Chesterfield Capital Resources Ltd.

                                        By:__________________________
                                        Name:
                                        Title:

            IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed by their respective offices thereunto duly authorized as of the day and year first above written.

                                        COMPANY:
                                        SHOPPING.COM


                                        By:__________________________
                                        Name: John H.  Markley
                                        Title:  President and CEO

                                        INITIAL INVESTOR:
                                        Wayne Invest & Trade Inc.

                                        By:__________________________
                                        Name: Mosi Kraus
                                        Title:  Attorney in fact

            IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed by their respective offices thereunto duly authorized as of the day and year first above written.

                                        COMPANY:
                                        SHOPPING.COM


                                        By:__________________________
                                        Name: John H.  Markley
                                        Title:  President and CEO

                                        INITIAL INVESTOR:
                                        Maslo Fund Ltd.

                                        By:__________________________
                                        Name: Minna Ledereich
                                        Title:  Director

            IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed by their respective offices thereunto duly authorized as of the day and year first above written.

                                        COMPANY:
                                        SHOPPING.COM


                                        By:__________________________
                                        Name: John H.  Markley
                                        Title:  President and CEO

                                        INITIAL INVESTOR:
                                        Burstein & Lindsay Securities Corp.

                                        By:__________________________
                                        Name: Mosi Kraus
                                        Title:  Attorney in fact

            IN WITNESS WHEREOF, this Agreement has been duly executed by the Buyer by one of its officers thereunto duly authorized as of the date set forth below.

AMOUNT AND PURCHASE PRICE OF INITIAL DEBENTURES:      $250,000

                           SIGNATURES FOR ENTITIES

      IN WITNESS WHEREOF, the undersigned represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed an its behalf this _____ day of _____________ 1998.

c/o Advisor Associates Inc.   Star High Yield Investment Management
Corp.  Address                     Printed Name of Subscriber
1575 45th St.
Brooklyn, NY  11219           By:___________________________________
                                 (Signature of Authorized Person)

Telecopier No. (718) 972-6400 Simche Hecht/attorney in fact
                              Printed Name and Title
Panama
Jurisdiction of Incorporation or
Organization

As of the date set forth below, the undersigned hereby accepts this Agreement and represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed on its behalf.

SHOPPING.COM

By:   __________________________

Title:__________________________
Date: __________________________

            IN WITNESS WHEREOF, this Agreement has been duly executed by the Buyer by one of its officers thereunto duly authorized as of the date set forth below.

AMOUNT AND PURCHASE PRICE OF INITIAL DEBENTURES:  $250,000.00

                           SIGNATURES FOR ENTITIES

      IN WITNESS WHEREOF, the undersigned represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed an its behalf this _____ day of ___________ 1998.

55 Frederick St.              Chesterfield Capital Resources Ltd.
Address                       Printed Name of Subscriber
Nassau, Bahamas
__________________________    By:_______________________________
                                    (Signature of Authorized Person)

Telecopier No.  _____________ Nancy Lake
                              Printed Name and Title
Bahamas
Jurisdiction of Incorporation or
Organization

As of the date set forth below, the undersigned hereby accepts this Agreement and represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed on its behalf.

SHOPPING.COM

By:   __________________________

Title:__________________________
Date: __________________________

            IN WITNESS WHEREOF, this Agreement has been duly executed by the Buyer by one of its officers thereunto duly authorized as of the date set forth below.

AMOUNT AND PURCHASE PRICE OF INITIAL DEBENTURES:      $250,000

                           SIGNATURES FOR ENTITIES

      IN WITNESS WHEREOF, the undersigned represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed an its behalf this _____ day of 1998.

c/o Advisor Associates Inc.   Wayne Invest & Trade Inc.
Address                       Printed Name of Subscriber
1575 45th St.
Brooklyn, NY  11219           By:______________________________
                                 (Signature of Authorized Person)

Telecopier No. (718) 972-8400 Mosi Kraus, attorney in fact
                              Printed Name and Title
Panama
Jurisdiction of Incorporation or
Organization

As of the date set forth below, the undersigned hereby accepts this Agreement and represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed on its behalf.

SHOPPING.COM

By:   __________________________

Title:__________________________
Date: __________________________

            IN WITNESS WHEREOF, this Agreement has been duly executed by the Buyer by one of its officers thereunto duly authorized as of the date set forth below.

AMOUNT AND PURCHASE PRICE OF INITIAL DEBENTURES:      $250,000

                           SIGNATURES FOR ENTITIES

      IN WITNESS WHEREOF, the undersigned represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed an its behalf this _____ day of _____________ 1998.

c/o Advisor Associates Inc.   Maslo Fund Ltd.
Address                       Printed Name of Subscriber
1575 45th St.
Brooklyn, NY  11219           By:______________________________
                                 (Signature of Authorized Person)

Telecopier No. (718) 972-6400 Minna Ledereich, Director
                              Printed Name and Title

Republic of the Marshall Island
Jurisdiction of Incorporation or
Organization

As of the date set forth below, the undersigned hereby accepts this Agreement and represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed on its behalf.

SHOPPING.COM

By:   __________________________

Title:__________________________
Date: __________________________

            IN WITNESS WHEREOF, this Agreement has been duly executed by the Buyer by one of its officers thereunto duly authorized as of the date set forth below.

AMOUNT AND PURCHASE PRICE OF INITIAL DEBENTURES:      $250,000

                           SIGNATURES FOR ENTITIES

      IN WITNESS WHEREOF, the undersigned represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed an its behalf this _____ day of ____________ 1998.

c/o Advisor Associates Inc.   Burstein & Lindsay Securities Corp.
Address                       Printed Name of Subscriber
1575 45th St.
Brooklyn, NY  11219           By:_____________________________
                                    (Signature of Authorized Person)

Telecopier No. (718) 972-6400 Mosi Kraus, attorney in fact
                              Printed Name and Title

British Virgin Island
Jurisdiction of Incorporation or
Organization

As of the date set forth below, the undersigned hereby accepts this Agreement and represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed on its behalf.

SHOPPING.COM

By:   __________________________

Title:__________________________
Date: __________________________

                                                                 EXHIBIT 4.23
                                                                 ------------

                                                                    ANNEX IV
                                                                          TO
                                                         SECURITIES PURCHASE
                                                                   AGREEMENT


                        REGISTRATION RIGHTS AGREEMENT

            THIS REGISTRATION RIGHTS AGREEMENT, dated as of May ___, 1998 (this "Agreement"), is made by and between SHOPPING.COM, a California corporation, with headquarters located at 2101 East Coast Highway, Garden Level, Costa del Mar, CA 92625 (the "Company"), and each entity named on a signature page hereto (each, an "Initial Investor") (each agreement, with an INITIAL Investor being deemed a separate and independent agreement between the Company and such INITIAL Investor, except that each Initial Investor acknowledges and consents to the rights granted to each other Initial Investor under such agreement).

                                 WITNESSETH:

            WHEREAS, upon the terms and subject to the conditions of the Securities Purchase Agreement, dated as of June 5, 1998, between the Initial Investor and the Company (the "Securities Purchase Agreement": terms not otherwise defined herein shall have the meanings ascribed to them in the Securities Purchase Agreement), the Company has agreed to issue and sell to the Initial Investor one or more 8% Convertible Debentures of the Company, in an aggregate principal amount not exceeding $10,000,000 (the "Debentures"); and

            WHEREAS, the Company has agreed to issue the Warrants to the Initial Investor in connection with the issuance of the Debentures; and

            WHEREAS, the Debentures are convertible into shares of Common Stock (the "Conversion Shares") upon the terms and subject to the conditions contained in the Debentures and the Warrants may be exercised for the purchase of shares of Common Stock (the "Warrant Shares") upon the terms and conditions of the Warrants; and

            WHEREAS, to induce the Initial Investor to execute and deliver the Securities Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the "Securities Act"), with respect to the Conversion Shares and the Warrant Shares;

            NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Initial Investor hereby agree as follows:

      1.     DEFINITIONS.

             (a) As used in this Agreement, the following terms shall have the following meanings:

             (i) "Investor" means the Initial Investor and any permitted transferee or assignee who agrees to become bound by the provisions of this Agreement in accordance with Section 9 hereof.

             (ii) "Potential Material Event means any of the following: (a) the possession by the Company of material information not ripe for disclosure in a registration statement, which shall be evidenced by determinations in good faith by the Board of Directors of the Company that disclosure of such information in the registration statement would be detrimental to the business and affairs of the Company; or (b) any material engagement or activity by the Company which would, in the good faith determination of the Board of Directors of the Company, be adversely affected by disclosure in a registration statement at such time, which determination shall be accompanied by a good faith n by the Board of Directors of the Company that the registration statement would be materially misleading absent the inclusion of such information.

             (iii) "Register," "Registered," and "Registration" refer to a registration effected by preparing and filing a Registration Statement or Statements in compliance with the Securities Act and pursuant to Rule 415 under the Securities Act or any successor rule providing for offering securities on a continuous basis ("Rule 415"'), and the declaration or ordering of effectiveness of such Registration Statement by the United States Securities and Exchange Commission (the "SEC").

             (iv) "Registrable Securities" mean the Conversion Shares and the Warrant Shares.

             (v) "Registration Statement" means a registration statement of the Company under the Securities Act.

             (vi) "Initial Closing Date" has the meaning ascribed to it in the Securities Purchase Agreement with respect to the earliest Initial Closing Date applicable to any of the Initial Investors signatory to this Agreement, despite the fact that the Initial Closing Date contemplated by the Securities Purchase Agreement with respect to other Initial Investors may be later than such date.

             (b) Capitalized terms used herein and not otherwise defined herein shall have the respective meanings set forth in the Securities Purchase Agreement.

             2.   REGISTRATION.

             (A) MANDATORY REGISTRATION. The Company shall prepare and file with the SEC, as soon as possible after the Initial Closing Date but no later than sixty (60) days following the Initial Closing Date, either a Registration Statement on Form SB-2 or an amendment to an existing Registration Statement, in either event registering for resale by the Investor a sufficient number of shares of Common Stock for the Initial Investors to sell the Registrable Securities (or such lesser number as may be required by the SEC, but in no event less than two hundred percent (200%) of the aggregate number of shares (i) into which the Initial Debentures and the Additional Debentures all Debentures and all interest thereon through their respective Maturity Dates would be convertible at the time of filing of such Registration Statement (assuming for such purposes that the maximum Additional Debentures had been issued at such date and that all Debentures had been eligible to be converted, and had been converted, into Conversion Shares in accordance with their terms, whether or not such issuance, accrual of interest, eligibility or conversion had in fact occurred as of such date) and (ii) which would be issued upon exercise of all of the Warrants at the time of filing of the Registration Statement (assuming for such purposes that the Warrants issued in connection with the purchase and sale of the maximum amount of Debentures had been issued and that all Warrants had been eligible to be exercised for the maximum number of shares contemplated thereby and had been exercised in accordance with their terms, whether or not such issuance, eligibility or exercise had in fact occurred as of such date). The Registration Statement (i) shall include only the Registrable Securities and the shares specifically listed on EXHIBIT 1 annexed hereto and
(ii) shall also state that, in accordance with Rule 416 and 457 under the Securities Act, it also covers such indeterminate number of additional shares of Common Stock as may become issuable upon conversion of the Debentures and the exercise of the Warrants resulting from adjustment in the Conversion Price or the Warrant exercise price, as the case may be, or to prevent dilution resulting from stock splits, or stock dividends. The Company will use its reasonable best efforts to cause such Registration Statement to be declared effective no later than the earlier of (x) five (5) days after notice by the SEC that it may be declared effective or (y) one hundred five (105) days after the Initial Closing Date. If at any time the number of shares of Common Stock into which the Debentures may be converted and which would be issued upon exercise of the Warrants exceeds the aggregate number of shares of Common Stock then registered, the Company shall, within ten (10) business days after receipt of a written notice from any Investor, either (i) amend the Registration Statement filed by the Company pursuant to the preceding provisions of this Section 2, if such Registration Statement has not been declared effective by the SEC at that time, to register all shares of Common Stock into which the Debentures may currently or in the future be converted and which would be issued currently or in the future upon exercise of the Warrants, or (ii) if such Registration Statement has been declared effective by the SEC at that time, file with the SEC an additional Registration Statement on SB-2 or other appropriate form to register the shares of Common Stock into which the Debentures may currently or in the future be converted and which would be issued currently or in the future upon exercise of the Warrants that exceed the aggregate number of shares of Common Stock already registered.

             (B)  PAYMENTS BY THE COMPANY.

             (i) If the Registration Statement covering the Registrable Securities is not filed in proper form with the SEC within sixty (60) days after the Initial Closing Date (the "Required Filing Date"), the Company will make payment to the Initial Investor in such amounts and at such times as shall be determined pursuant to this Section 2(b).

             (ii) If the Registration Statement covering the Registrable Securities is not effective (a) within the earlier of (1) five (5) days after notice by the SEC that it may be declared effective or (2) one hundred five
(105) days following the Initial Closing Date (the "Required Effective Date"), or (b) after a Suspension Period (as defined below), then the Company will make payments to the Initial Investor in such amounts and at such times as shall be determined pursuant to this Section 2(b).

             (ii) The amount (the "Periodic Amount") to be paid by the Company to the Initial Investor shall be determined as of each Computation Date (as defined below) and such amount shall be equal to (A) two percent (2%) of the purchase price paid by the Initial Investor (the "Purchase Price) for all Debentures purchased pursuant to the Securities Purchase Agreement for the period from the date following the Required Filing Date or the Required Elective Date, as the case may be, to the first relevant Computation Date, and (B) three percent (3%) to each Computation Date thereafter. By way of illustration and not in limitation of the foregoing, if the Registration Statement is timely filed but is not declared effective until one hundred eighty (180) days after the Initial Closing Date, the Periodic Amount will aggregate eight percent (8%) of the Purchase Price of the Debentures (2% for days 106-135, plus 3% for days 136-165 and 3% for days 165-180).

             (iv) Each Periodic Amount will be payable by the Company in cash or other immediately available funds to the Investor monthly, without requiring demand therefor by the Investor.

             (v) The parties acknowledge that the damages which may be incurred by the Investor if the Registration Statement is not filed by the Required Filing Date or if the Registration Statement has not been declared effective by the Required Registration Date may be difficult to ascertain. The parties agree that the Periodic Amount represent a reasonable estimate on the part of the parties, as of the date of this Agreement, of the amount of such damages.

             (vi) Notwithstanding the foregoing, the amounts payable by the Company pursuant to this provision shall not be payable to the extent any delay in the effectiveness of the Registration Statement occurs because of an act of, or a failure to act or to act timely by the Initial Investor or its counsel, or in the event all of the Registrable Securities may be sold pursuant to Rule 144 or another available exemption under the Act.

             (vii) "Computation Date" means (i) the date which is the earlier of
(A) thirty (30) days after the Required Filing Date and the Required Effective Date, as the case may be, or (B) the date after the Required Filing Date or the Required Registration Date on which the Registration Statement is filed (with respect to payments due as contemplated by Section 2(b)(i) hereof) or declared effective (with respect to payments due as contemplated by Section 2(b)(U) hereof), as the case may be, and (h) each date which is the earlier of (A) thirty (30) days after the previous Computation Date or (B) the date after the previous Computation Date on which the Registration Statement is filed (with respect to payments due as contemplated by Section 2(b)(i) hereof) or declared effective (with respect to payments due as contemplated by Section 2(b)(ii) hereof), as the case may be.

             3. OBLIGATIONS OF THE COMPANY. In connection with the registration of the Registrable Securities, the Company shall do each of the following.

             (a) Prepare promptly and file with the SEC by sixth (60) days after the Initial Closing Date, a Registration Statement with respect to not less than the number of Registrable Securities provided in Section 2(a) above, and thereafter use its reasonable best efforts to cause each Registration Statement relating to Registrable Securities to become effective by the Required Effective Date and keep the Registration Statement effective at all times during the period (the "Registration Period") continuing until the earliest of (i) the date that is two (2) years after the last day of the month following the month in which the Initial Closing Date occurs, (ii) the date when the Investors may sell all Registrable Securities under Rule 144 or (iii) the date the Investors no longer own any of the Registrable Securities, which Registration Statement (including any or supplements thereto and prospectuses contained therein) shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading;

             (b) Prepare and file with the SEC such (including post-effective amendments) and supplements to the Registration Statement and the prospectus used in connection with the Registration Statement as may be necessary to keep the Registration effective at all times during the Registration Period, and, during the Registration Period, comply with the provisions of the Securities Act with respect to the disposition of all Registrable Securities of the Company covered by the Registration Statement until such time as all of such Registrable Securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof as set forth in the Registration Statement;

             (c) The Company shall permit a single firm of counsel designated by the Initial Investors to review the Registration Statement and all amendments and supplements thereto a reasonable period of time (but not less than three (3) business days) prior to their filing with the SEC, and not file any document in a form to which such counsel reasonably objects.

             (d) Notify each Holder of Registrable Securities to be sold, their Counsel and any managing underwriters immediately (and, in the case of (i)(A) below, not less than five (5) days prior to such filing) and (if requested by any such Person) confirm such notice in writing no later than one (1) Business Day following the day (i)(A) when a Prospectus or any Prospectus supplement or post effective amendment to the Registration Statement is proposed to be filed;
(B) whenever the SEC notifies the Company whether there will be a "review" of such Registration Statement; (C) whenever the Company receives (or a representative of the Company receives on its behalf) any oral or written comments from the SEC respect of a Registration Statement (copies or, in the case of oral comments, summaries of such comments shall be promptly furnished by the Company to the Holders); and (D) with respect to the Registration Statement or any post-effective amendment, when the same has become effective; (ii) of any request by the SEC or any other Federal or state governmental authority for amendments or supplements to the Registration Statement or Prospectus or for additional information; (iii) of the issuance by the SEC of any stop order suspending the effectiveness of the Registration Statement covering any or all of the Registrable Securities or the initiation of any Proceedings for that purpose; (iv) if at any time any of the representations or warranties of the Company contained in any agreement (including any underwriting agreement) contemplated hereby ceases to he true and correct in all material respects; (y) of the receipt by the Company of any notification with respect to the suspension of the qualification or exemption from qualification of any of the Registrable

Securities for sale in any jurisdiction, or the initiation or threatening of any Proceeding for such purpose; and (vi) of the occurrence of any event that to the best knowledge of the Company makes any statement made in the Registration Statement or Prospectus or any document incorporated or deemed to be incorporated therein by reference untrue, in any material respect or that require any revisions to the Registration Statement, Prospectus or other documents so that in the case of the Registration Statement or the Prospectus, as the case may be, it Will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. In addition, the Company shall furnish the Holders with copies of all intended written responses to the comments contemplated in clause
(C) of this Section 3(d) not later than one (1) Business Day in advance of the filing of such responses with the SEC so that the Holders shall have the opportunity to comment thereon.

             (e) Furnish to each Investor whose Registrable Securities are included in the Registration Statement and its legal counsel identified to the Company, (i) promptly after the same is prepared and publicly distributed, filed with the SEC, or received by the Company, one (1) copy of the Registration Statement, each preliminary prospectus and prospectus, and each amendment or supplement thereto, and (ii) such number of copies of a prospectus, and all amendments and supplements thereto and such other documents, as such Investor may reasonably request in order to facilitate the disposition of the Registrable Securities owned by. such Investor;

             (f) As promptly as practicable after becoming aware of such event notify each Investor of the happening of any event of which the Company has knowledge, as a result of which the prospectus included in the Registration Statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and use its best efforts promptly to prepare a supplement or amendment to the Registration Statement or other appropriate filing with the SEC to correct such untrue statement or omission, and deliver a number of copies of such supplement or amendment to each Investor as such Investor may reasonably request;

             (g) As promptly as practicable after becoming aware of such event, notify each Investor who holds Registrable Securities being sold (or, in the event of an underwritten offering, the managing underwriters) of the issuance by the SEC of a Notice of Effectiveness or any notice of effectiveness or any stop order or other suspension of the effectiveness of the Registration Statement at the earliest possible time;

             (h) Notwithstanding the foregoing, if at any time or from time to time after the date of effectiveness of the Registration Statement, the Company notifies the Investors in writing of the existence of a Potential Material Event, the Investors shall not offer or sell any Registrable Securities, or engage in any other transaction involving or relating to the Registrable Securities, from the time of the giving of notice with respect to a Potential Material Event until such Investor receives written notice from the Company that such Potential Material Event either has been disclosed to the public or no longer constitutes a Potential Material Event; provided, however, that the Company may not so suspend the right to such holders of Registrable Securities for more than. two twenty (20) day periods in the aggregate during any 12-month period ("Suspension Period) with at least a ten (10) business day interval between such periods, during the periods the Registration Statement is required to be in effect;

             (i) Use its reasonable efforts to secure designation of all the Registrable Securities covered by the Registration Statement on the "OTC Bulletin Board Market" of the National Association of Securities Dealers Automated Quotations System ("NASDAQ") within the meaning of Rule 11Aa2-1 of the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the quotation of the Registrable Securities on The NASDAQ Bulletin Board Market; and, without limiting the generality of the foregoing, to arrange for at least two market makers to register with the National Association of Securities Dealers, Inc. ("NASD") as such with respect to such Registrable Securities;

             (j) Provide a transfer agent and registrar, which may be a single entity, for the Registrable Securities not later than the effective date of the Registration Statement;

             (k) Cooperate with the Investors who hold Registrable Securities being offered to facilitate the timely preparation and delivery of certificates for the Registrable Securities to be offered pursuant to the Registration Statement and enable such certificates for the Registrable Securities to be in such denominations or amounts as the case may be, as the Investors may reasonably request, and, within three (3) business days after a Registration Statement which includes Registrable Securities is ordered effective by the SEC, the Company shall deliver, and shall cause legal counsel selected by the Company to deliver, to the transfer agent for the Registrable Securities (with copies to the Investors whose Registrable Securities are included in such Registration Statement) an appropriate instruction and opinion of such counsel; and

             (l) Take all other reasonable actions necessary to expedite and facilitate disposition by the Investor of the Registrable Securities pursuant to the Registration Statement.

             4. OBLIGATIONS OF THE INVESTORS. In connection with the registration of the Registrable Securities, the Investors shall have the following obligations:

             (a) It shall be a condition precedent to the obligations of the Company to complete the registration pursuant to this Agreement with respect to the Registrable Securities of a particular Investor that such Investor shall furnish to the Company such information regarding itself, the Registrable Securities held by it, and the intended method of disposition of the Registrable Securities held by it, as shall be reasonably required to effect the registration of such Registrable Securities and shall execute such documents in connection with such registration as the Company may reasonably request. At least five (5) days prior to the first anticipated filing date of the Registration Statement, the Company shall notify each Investor of the information the Company requires from each such Investor (the "Requested Information") if such Investor elects to have any of such Investor's Registrable Securities included in the Registration Statement. If at least two (2.) business days prior to the filing date the Company has not received the Requested Information from an Investor (a "Non-Responsive Investor"), then the Company may file the Registration Statement without including Registrable Securities of such Non-Responsive Investor;

             (b) Each Investor, by such Investors acceptance of the Registrable Securities, agrees to cooperate with the Company as reasonably requested by the Company in connection with the preparation and filing of the Registration Statement hereunder, unless such Investor has notified the Company in writing of such Investor's election to exclude all of such Investor's Registrable Securities from the Registration Statement; and

             (c) Each Investor agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in Section 3(e) or 3(f), above, such Investor will immediately discontinue disposition of Registrable Securities pursuant to the Registration Statement covering such Registrable Securities until such Investor's receipt of the copies of the supplemented or amended prospectus contemplated by Section 3(e) or 3(f) and, if so directed by the Company, such Investor shall deliver to the Company (at the expense of the Company) or destroy (and deliver to the Company a certificate of destruction) all copies in such Investor's possession, of the prospectus covering such Registrable Securities current at the time of receipt of such notice.

             5. EXPENSES OF REGISTRATION. (a) All reasonable expenses (other than underwriting discounts and commissions of the Investor) incurred in connection with registrations, filings or qualifications pursuant to Section 3, but including, without limitation, all registration, listing, and qualifications fees, printers and accounting fees, the fees and disbursements of counsel for the Company and a fee for a single counsel for the Investor not exceeding $3,500, shall be borne by the Company.

             (b) Except as and to the extent specifically set forth in EXHIBIT 1 attached hereto, neither the Company nor any of its subsidiaries has, as of the date hereof, nor shall the Company nor any of its subsidiaries, on or after the date of this Agreement enter into any agreement with respect to its securities that is inconsistent with the rights granted to the Holders in this Agreement or otherwise conflicts with the provisions hereto. Except as and to the extent specifically set forth in Exhibit I attached hereto, neither the Company nor any of its subsidiaries has previously entered into any agreement granting any registration rights with respect to any of its securities to any Person. Without limiting the generality of the foregoing, without the written consent of the Holders of a majority of the then outstanding Registrable Securities, the Company shall not grant to any person the right to request the Company to register any securities of the Company under the Securities Act unless the rights so granted are subject in all respects to the prior rights in full of the Holders set forth herein, and are not otherwise in conflict or inconsistent with the provisions of this Agreement.

             6. INDEMNIFICATION. In the event any Registrable Securities are included in a Registration Statement under this Agreement:

             (a) To the extent permitted by law, the Company will indemnify and hold harmless each Investor who holds such Registrable Securities, the directors, if any, of such Investor, the officers, if any, of such Investor, each person, if any, who controls any Investor within the meaning of the Securities Act or the Exchange Act (each, an "Indemnified Person" or "Indemnified Party"), against any losses, claims, damages, liabilities or expenses joint or several) incurred (collectively, "Claims") to which any of them may become subject under the Securities Act, the Exchange Act or otherwise, insofar as such Claims (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon any of the following statements, omissions or violations in the Registration Statement or any post-effective amendment thereof, or any prospectus included therein: (i) any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement or any post-effective amendment thereof or the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, (ii) any untrue statement or alleged untrue statement of a material fact contained in the final prospectus (as amended or supplemented, if the Company files any amendment thereof or supplement thereto with the SEC) or the omission or alleged omission to state therein any material fact necessary to make the statements made therein, in light of the circumstances under which the statements therein were made, not misleading or (iii) any violation or alleged violation by the Company of the Securities Act, the Exchange Act, any state securities law or any rule or regulation under the Securities Act, the Exchange Act or any state securities law (the matters in the foregoing clauses (i) through (iii) being, collectively, "Violations"). Subject to clause (b) of this Section 6, the Company shall reimburse the Investors, promptly as such expenses are incurred and are due and payable, for any legal fees or other reasonable expenses incurred by them in connection with investigating or defending any such Claim. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this Section 6(a) shall not (1) apply to a Claim arising out of or based upon a Violation which occurs in reliance upon and in conformity with information furnished in writing to the Company by or on behalf of any Indemnified Person expressly for use in connection with the preparation of the Registration Statement or any such amendment thereof or supplement thereto, if such prospectus was timely made available by the Company pursuant to Section 3(c) hereof; (11) be available to the extent such Claim is based on a failure of the Investor to deliver or cause to be delivered the prospectus made available by the Company; or (III) apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of the Company, which consent shall not be unreasonably withheld. Each Investor will indemnify the Company and its officers, directors and agents against any claims arising out of or based upon a Violation which occurs in reliance upon and in conformity with information furnished in writing to the Company, by or on behalf of such Investor, expressly for use in connection with the preparation of the Registration Statement subject to such limitations and conditions as are applicable to the Indemnification provided by the Company to this Section 6. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Indemnified Person and shall survive the transfer of the Registrable Securities by the investors pursuant to Section 9.

             (b) Promptly after receipt by an Indemnified Person or Indemnified Party under this Section 6 of notice of the commencement of any action (including any governmental action), such Indemnified Person or Indemnified Party shall, if a Claim in respect thereof is to be made against any indemnifying party under this Section 6, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume control of the defense thereof with counsel mutually satisfactory to the indemnifying party and the Indemnified Person or the Indemnified Party, as the case may be. In case any such action is brought against any Indemnified Person or Indemnified Party, and it notifies the indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate in, and, to the extent that it may wish, jointly with any other indemnifying party similarly notified assume the defense thereof, subject to the provisions herein stated and after notice from the indemnifying party to such Indemnified Person or Indemnified Party of its election so to assume the defense thereof, the indemnifying party will not be liable to such Indemnified Person or Indemnified Party under this Section 6 for any legal or other reasonable out-of-pocket expenses subsequently incurred by such Person or Indemnified Party in connection with the defense thereof other than reasonable costs of investigation, unless the indemnifying party shall not pursue the action of its final conclusion. The Indemnified Person or Indemnified Party shall have the right to employ separate counsel in any such action and to participate in the defense thereof, but the fees and reasonable out-of-pocket expenses of such counsel shall not be at the expense of the indemnifying party if the indemnifying party has assumed the defense of the action with counsel reasonably satisfactory to the Indemnified Person or Indemnified Party. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action shall not relieve such indemnifying party of any liability to the Indemnified Person or Indemnified Party under this Section 6, except to the went that the indemnifying party is prejudiced in its ability to defend such action. The indemnification required by this Section 6 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as such expense, loss, damage or liability is incurred and is due and payable.

             7. CONTRIBUTION. To the extent any indemnification by an indemnifying party is prohibited or limited by law, the indemnifying party agrees to make the maximum contribution with respect to any amounts for which it would otherwise be liable under Section 6 to the fullest extent permitted by law, provided, however, that (a) no contribution shall be made under circumstances where the maker would not have been liable for indemnification under the fault standards set forth in Section 6; (b) no seller of Registrable Securities guilty of fraudulent misrepresentation (within the meaning of Section I I (f) of the Securities Act) shall be entitled to contribution from any seller of Registrable Securities who was not guilty of such fraudulent misrepresentation; and (c) contribution by any seller of Registrable Securities shall be limited in amount to the net amount of proceeds received by such seller from the sale of such Registrable Securities-

             8. REPORTS UNDER EXCHANGE ACT. With a view to making available to the investors the benefits of Rule 144 promulgated under the Securities Act or any other similar rule or regulation of the SEC that may at any time permit the Investors to sell securities of the Company to the public without registration ("Rule 144"), the Company agrees to:

             (a) make and keep public information available, as those terms are understood and defined in Ride 144;

             (b) file with the SEC in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act; and

             (c) furnish to each Investor so long as such Investor owns Registrable Securities, promptly upon request, (i) a written statement by the Company that it has complied with the reporting requirements of Rule 144, the Securities Act and the Exchange Act, (ii) a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company and (iii) such other information as may be reasonably requested to permit the Investors to sell such securities pursuant to Rule 144 without registration.

             9. ASSIGNMENT OF THE REGISTRATION RIGHTS. The rights to have the Company register Registrable Securities pursuant to this Agreement shall be automatically assigned by the investors to any transferee of the Registrable Securities (or all or any portion of any Debenture of the Company which is convertible into such securities) only if. (a) the Investor agrees in writing with the transferee or assignee to assign such rights, and a copy of such agreement is furnished to the Company within. a reasonable time after such assignment, (b) the Company is, within a reasonable time after such transfer or assignment, furnished with written notice of (i) the name and address of such transferee or assignee and (ii) the securities with respect to which such registration rights are being transferred or assigned, (c) immediately following such transfer or assignment the further disposition of such securities by the transferee or assignee is restricted under the Securities Act and applicable state securities laws, and (d) at or before the time the Company received the written notice contemplated by clause (b) of this sentence the transferee or assignee agrees in writing with the Company to be bound by all of the provisions contained herein. In the event of any delay in filing or effectiveness of the Registration Statement as a result of such assignment, the Company shall not be liable for any damages arising from such delay, or the payments set forth in
Section 2(c) hereof

             10. AMENDMENT OF REGISTRATION RIGHTS. Any provision of this Agreement may be amended and the observance thereof may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of the Company and Investors who hold an eighty (80%) percent interest of the Registrable Securities. Any amendment or waiver effected in accordance with this Section 10 shall be binding upon each Investor and the Company.

             11.  MISCELLANEOUS.

             (a) A person or entity is deemed to be a holder of Registrable Securities whenever such person or entity owns of record such Registrable Securities. If the Company receives conflicting instructions, notices or elections from two or more persons or entities with respect to the same Registrable Securities, the Company shall act upon the basis of instructions, notice or election received from the registered owner of such Registrable Securities.

             (b) Notices required or permitted to be given hereunder shall be in writing and be deemed to be sufficiently given when personally delivered (by hand, by courier, by telephone line facsimile transmission, receipt confirmed, or other means) or sent by certified mail, return receipt requested, properly addressed and with proper postage pre-paid (i) if to the Company, SHOPPING.COM, 2101 East Coast Highway, Garden Level, Costa del Mar, CA 92625, ATTN: John Markley, Telecopier No.: (714) 640-4374; with a copy to Jeffers Wilson Shaff & Falk, 18881 Von Karman Avenue, Tower 17, Suite 1400, Irvine CA 92715, ATTN:
Barry Falk, Esq., Telecopier No. (714) 660-7799; (ii) if to the Initial Investor, at the address set forth under its name in the Securities Purchase Agreement, with a copy to Samuel Krieger, Esq, Krieger & Prager, 319 Fifth Avenue, Third Floor, New York, NY 10016, Telecopier No.: (212) 213-2077; and
(iii) if to any other Investor, at such address as such Investor shall have provided in writing to the Company, or at such other address as each such party furnishes by notice given in accordance with this Section II (b), and shall be effective, when personally delivered, upon receipt and, when so sent by registered or certified mail, four (4) calendar days after deposit with the United States Postal. Service.

             (c) Failure of any party to exercise any right or remedy under this Agreement Or otherwise, or delay by a party in exercising: such right or remedy, shall not Operate as a waiver thereof.

             (d) This Agreement shall be governed by and interpreted in accordance with the laws of the State of New York for contracts to be wholly performed in such state and without giving effect to the principles thereof regarding the conflict of laws. Each of the parties consent to the jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on FORUM NON COVENIENS, to the bringing of any such proceeding in such jurisdictions. To the extent determined by such court, the Company shall reimburse the Buyer for any reasonable legal fees and disbursements incurred by the Buyer in enforcement of or protection of any of its rights under this Agreement

             (e) If any provision of this Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement or the validity or enforceability of this Agreement in any other jurisdiction.

             (f) Subject to the requirements of Section 9 hereof, this Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto.

             (g) All pronouns and any variations thereof refer to the masculine, feminine or neuter, singular or plural, as the context may require.

             (h) The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning thereof

             (i) This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement. This Agreement, once executed by a party, may be delivered to the other party hereto by telephone line facsimile transmission of a copy of this Agreement bearing the signature of the party so delivering this Agreement.

             (j) The Company acknowledges that any failure by the Company to perform its obligations under Section 3(a) hereof, or any delay in such performance could result in loss to the Investors and the Company agrees that in addition to any other liability the Company may have by reason of such failure or delay, the Company shall be liable for all direct damages caused by any such failure or delay, unless the same is the result of force majeure. Neither party shall be liable for consequential damages.

             (k) This Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein. This Agreement supersedes all prior agreements and understandings among the parties hereto with respect to the subject matter hereof.

This Agreement may be amended only by an instrument in writing signed by the party to be charged with enforcement thereof.

             IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed by their respective officers thereunto duly authorized as of the day and year first above written.


                                   "COMPANY:

                                   SHOPPING.COM



                                   By:      /s/ JOHN H. MARKLEY
                                            --------------------------
                                   Name:     John H. Markley
                                   Title:    President



                                   INITIAL INVESTOR:

                                   -----------------------------------



                                   By: ____________________________________
                                   Name:
                                   Title:

                                      EXHIBIT 1

              Shares Permitted to Be Included in Registration Statement
              ---------------------------------------------------------


                                                            Owned/Description
Shareholder Name              Shares of Common Stock        of Right to Acquire
----------------              ----------------------        -------------------

                                                                 EXHIBIT 4.24
                                                                 ------------

                                  DEBENTURE

NEITHER THESE SECURITIES OR THE SECURITIES ISSUABLE UPON CONVERSION HEREOF HAVE BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR The SECURITIES COMMISSION OF ANY STATE OR UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE SECURITIES ARE RESTRICTED AND MAY NOT BE OFFERED, RESOLD, PLEDGED OR TRANSFERRED EXCEPT AS PERMITTED UNDER THE ACT PURSUANT TO REGISTRATION OR EXEMPTION OR SAFE HARBOR THEREFROM.

No. 98-1                                                      US $250,000.00

                                SHOPPING.COM

                  8% CONVERTIBLE DEBENTURE DUE MAY 31, 2000

      THIS DEBENTURE is one of a duly authorized issue of up to $10,000,000 in Debentures of SHOPPING.COM, a corporation organized and existing under the laws of the State of Delaware (the "Company") designated as its 8% Convertible Debentures. Such Debentures may be issued in series, each of which may have a different maturity date, but which otherwise have substantially similar terms.

      FOR VALUE RECEIVED, the Company promises to pay to Burstein & Lindsay Securities Corp., the registered holder hereof (the "Holder), the principal sum of Two Hundred Fifty Thousand Dollars and 00/100 Dollars (US $250,000.00) on May 31, 2000 (the "Maturity Date") and to pay interest on the principal sum outstanding from time to time in arrears (i) prior to the Maturity Date, quarterly, on the last day of March, June, September and December of each year,
(ii) upon conversion as provided herein or (iii) on the Maturity Date, at the rate of 9% per annum accruing from ______________, 1998 the date of initial issuance of this Debenture. Accrual of interest shall commence on the first such business day to occur after the date hereof and shall continue to accrue on a daily basis until payment in full of the principal sum has been made or duly provided for. Subject to the provisions of Sections 4 and 5 below (the terms of which shall govern as if this sentence were not included in this Debenture), prior to the Maturity Date, interest on this Debenture is payable, at the option of the Company, in shares of Common Stock of the Company, no par value ("Common Stock"), at the Conversion Rate (as defined below) in effect on the date of payment, or in cash.

      This Debenture is subject to the following additional provisions:

      1. The Debentures are issuable in denominations of TEN Thousand Dollars (US $10,000) and integral multiples thereof. The Debentures are exchangeable for an equal aggregate principal amount of Debentures of different authorized denominations, as requested by the Holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

      2. The Company shall be entitled to withhold from all payments of principal of, and interest on, this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax laws or other applicable laws at the time of such payments, and Holder shall execute and deliver all required documentation in connection therewith.

      3. This Debenture has been issued subject to investment of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"), and other applicable state and foreign securities laws. In the event of any proposed transfer of this Debenture, the Company may require, prior to issuance of a new Debenture in the name of such other person, that it receive reasonable transfer documentation including legal opinions that the issuance of the Debenture in such other name does not and will not cause a violation of the Act or any applicable state or foreign securities laws. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary.

      4. A. The Holder of this Debenture is entitled, at its option, subject to the following provisions of this Section 4, to convert all or a portion of this Debenture into shares of Common Stock of the Company at any time until the Maturity Date, at a conversion price for each share of Common Stock (the "Conversion Rate) equal to the lower of (x) the lowest Market Price (as defined below) for any three (3) trading days selected by the Holder from the thirty
(30) trading days ending on the wading day before the Conversion Date, or (y) $16.00 (the "Base Price"; which amount is subject to adjustment as hereinafter provided); provided that the principal amount being converted is at least US $10,000 (unless if at the time of such election to convert the aggregate principal amount of all Debentures registered to the Holder is less than Ten Thousand Dollars [US $10,000] then the whole amount thereof).

            B. The Holder of this Debenture is entitled, at its option, to convert this Debenture in accordance with the following schedule:

      (i) at any time from the thirtieth day until the ninetieth day after the date (the "Debenture Date") of the original date of issue of this Debenture (including any predecessors which were subsequently reissued on account of conversion, transfer, loss or other reason), up to twenty percent (20%) of the original principal amount of the Basic Debentures (as defined in the Securities Purchase Agreement defined below) may be converted whether from this Debenture or any other Basic Debenture;

      (ii) at any time thereafter until the one hundred twentieth day after the Debenture Date, up to an additional twenty-five percent (25%) (cumulative forty-five percent [45%]) of the original principal amount of the Basic Debentures may be converted, whether from this Debenture or any other Basic Debenture;

      (iii) at any time thereafter until the one hundred fiftieth day after the Debenture Date, up to an additional thirty-five percent (35%) (cumulative eighty percent [80%]) of the Basic Debentures may be converted, whether from this Debenture or any other Basic Debenture; and

      (iv) at any time thereafter, all the principal amount of the Basic Debentures may be converted.

      C. Conversion shall be effectuated by surrendering the Debentures to be converted to the Company's transfer agent, US Stock Transfer & Trust, accompanied by or preceded by facsimile or other delivery of the form of conversion notice attached hereto as Exhibit A, executed by the Holder of the Debenture evidencing such Holder's intention to convert this Debenture or a specified portion hereof, and accompanied, if required by the Company, by proper assignment hereof in blank. interest accrued or accruing from the date of issuance to the date of conversion shall at the option of the Company, be paid in cash or Common Stock upon conversion at the Conversion Rate applicable to such conversion. No fractional shares of Common Stock or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The date on which notice of conversion is given (the "Conversion Date") shall be deemed to be the date on which the Holder faxes or otherwise delivers the conversion notice ("Notice of Conversion!'), substantially in the form annexed hereto as Exhibit A, duly executed, to the Company, provided that the Holder shall deliver to the Companys trader agent or the Company the original Debentures being converted within five
(5) business days thereafter (and if not so delivered with such time, the Conversion Date shall be the date on which the later of the Notice of Conversion and the original Debentures being converted is received by the Company). Facsimile delivery of the Notice of Conversion shall be accepted by the Company at facsimile number (714) 640-4374; Attn: Bob McNulty. Certificates representing Common Stock upon conversion will be delivered within three (3) business days from the date later of the Notice of Conversion is delivered to the Company as contemplated in the first sentence of this paragraph C or the original Debenture is delivered to the Company's transfer agent or the Company.

      D. For purposes of this Debenture, the term "Market Price" shall mean (x) the average closing bid price of the Common Stock as reported by Bloomberg, LP or the average closing bid price on the over-the-counter market, (i) if a period of time is specified in the relevant provision of this Debenture, for such period, and (ii) if no period of time is specified in the relevant provision of this Debenture, then for the five (5) trading days ending on the trading day immediately preceding the relevant date, or (y) if the Common Stock is listed on a stock exchange, the closing price on such exchange on the date indicated in the relevant provision hereof, as reported in The Wall Street Journal.

      E. Anything herein to the contrary notwithstanding, in the event the Company breaches the provisions of this Section 4(g) of the Securities Purchase Agreement, the Conversion Rate shall be amended to be equal to (i) 90% of (ii) the Conversion Rate determined in accordance with the other provisions of this Debenture without regard to this Section 4(E), and the Holder may require the Company to immediately redeem the outstanding portion of this Debenture in accordance with Section 6(y) hereof.

      5. A. (i) Notwithstanding any other provision hereof to the contrary, at any time prior to the Conversion Date, the Company shall have the right to redeem all or any portion of the then outstanding principal amount of the Debentures then held by the Holder in cash for an amount (the "Redemption Amount") equal to the sum of (a) such outstanding principal of the Debentures plus all accrued but unpaid interest thereon through the date the Redemption

Amount is paid to the Holder (the "Redemption Payment Date), plus (b) the Redemption Premium (as defined below).

            (ii) The "Redemption Premium" shall be an amount equal to the excess, if any, of (a) an amount equal to (1) the number of shares of Common Stock into which the Holder could have converted the Debentures being redeemed had the Holder effected such conversion on the date the Company gave the Notice of Redemption (the "Redemption Notice Date'), multiplied by (U) the closing ask price of the Common Stock on the Redemption Notice Date, over (b) the principal of the Debentures so redeemed.

            (iii) The Company shall give at least ten (10) business days' written notice of such redemption to the Holder (the "Notice of Redemption"). Anything in the preceding provisions of this Section 5 to the contrary notwithstanding, the Redemption Amount shall, unless otherwise agreed to in writing by the Holder after receiving the Notice of Redemption, be paid to the Holder in good funds at least five (5) but not more than ten (10) business days from the date of the Notice of Redemption, except that, with respect to any Debentures for which a Notice of Redemption is given, the Holder shall have the right, exercisable by giving a Notice of Conversion is submitted to the Company within five (5) business days of the Holder's receipt of the Company's Notice of Redemption, to convert any or all of the Debentures sought to be redeemed (a "Redemption Notice Conversion") and the Redemption Notice Conversion shall take precedence over the redemption contemplated by the Notice of Redemption. Such Debentures shall be converted in accordance with the terms hereof. Furthermore, in the event such Redemption Amount is not timely made, any rights of the Company to redeem outstanding Debentures shall terminate, and the Notice of Redemption shall be null and void. Any redemption contemplated by this Debenture shall be made only in cash by the payment of immediately available good funds to the Holder.

            B. Any Debentures not previously converted as of the Maturity Date, shall be deemed to be automatically converted, without further action of any land by the Company or any of its agents, employees or representatives as of the Maturity Date at the Conversion Rate applicable on the Maturity Date ("Mandatory Conversion").

      6. The Holder recognizes that the Company may be limited in the number of shares of Common Stock it may issue by (i) reason of its authorized shares, or
(ii) the applicable rules and regulations of the principal securities market on which the Common Stock is listed or traded (collectively, the "Cap Regulations"). Without limiting the other provisions hereof, (i) the Company will take all steps reasonably necessary to be in a position to issue shares of Common Stock on conversion of the Debentures without violating the Cap Regulations and (ii) if, despite taking such steps, the Company still can not issue such shares of Common Stock without violating the Cap Regulations, the Holder of this Debenture (to the extent the same can not be converted in compliance with the Cap Regulations (an "Unconverted Debenture"), shall have the option, exercisable in the Holder's sole and absolute discretion, to elect any one of the following remedies:

            (x) require the Company to issue shares of Common Stock in accordance with such Holder's, Notice of Conversion relating to the Unconverted Debenture at a conversion purchase price equal to the average of the closing bid price per share of Common Stock for any five (5) consecutive trading days (subject to the equitable adjustments for certain events occurring during such period as provided in this Debenture) during the sixty (60) trading days immediately preceding the date of the Notice of Conversion; or

            (y) require the Company to redeem each Unconverted Debenture for an amount (the "Cap Redemption Amount"), payable in cash, equal to:

                       V            x           M
                     -----
                      CP

where:

            "V" means the outstanding principal plus accrued interest through the Cap Redemption Date (as defined below) of an Unconverted Debenture;

            "CP" means the Conversion Rate in effect on the date of redemption (the "Cap Redemption Date") specified in the notice from the Holder electing this remedy; and

            "M" means the highest Market Price during the period beginning on the Cap Redemption Date and ending on the date of payment of the Cap Redemption Amount.

The holder of an Unconverted Debenture May elect one of the above remedies with respect to a portion of such Unconverted Debenture and the other remedy with respect to other portions of the Unconverted Debenture.

      7. Subject to the terms of the Securities Purchase Agreement, dated ____________, 1998 (the "Securities Purchase Agreement"), between the Company and the Holder (or the Holder's predecessor in interest), no provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin or currency, herein prescribed. This Debenture and all other Debentures now or hereafter issued of similar terms are direct obligations of the Company.

      8. No recourse shall be bad for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any incorporator, shareholder, officer or director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

      9. If the Company merges or consolidates with another corporation or sells or transfers all or substantially all of its assets to another person and the holders of the Common Stock are entitled to receive stock, securities or property in respect of or in exchange for Common Stock, then as a condition of such merger, consolidation, sale or transfer, the Company and any such successor, purchaser or transferee agree that the Debenture may thereafter be convected on the terms and subject to the conditions set forth above into the kind and amount of stock securities or property receivable upon such merger, consolidation, We or transfer by a holder of the number of shares of Common Stock into which this Debenture might have been converted immediately before such merger, consolidation, sale or transfer, subject to adjustments which shall be as nearly equivalent as may be practicable. In the event of any proposed merger, consolidation or sale or transfer of all or substantially all of the assets of the Company (a "Sale"), the Holder hereof shall have the right to convert by delivering a Notice of Conversion to the Company within fifteen (15) days of receipt of notice of such Sale from the Company. In the event the Holder hereof shall elect not to convert, the Company may prepay any outstanding principal and accrued interest on this Debenture by paying the Redemption Amount contemplated by Section S(A) hereof, less all amounts required by law to be deducted, upon which tender of payment following such notice, the right of conversion shall terminate.

      10. If, for any reason, prior to the Conversion Date or the Redemption Payment Date, the Company spins off or otherwise divests itself of a part of its business or operations of disposes all or of a part of its assets in a transaction (the "Spin Off") in which the Company does not receive compensation for such business, operations or assets, but causes securities of another entity (the "Spin Off Securities") to be issued to security holders of the Company, then the Company shall cause (i) to be reserved Spin Off Securities equal to the number thereof which would have been issued to the Holder had all of the Holder's Debentures outstanding on the record date (the "Record Date") for determining the amount and number of Spin Off Securities to be issued to security holders of the Company (the "Outstanding Debentures) been converted as of the close of business on the trading day immediately before the Record Date (the "Reserved Spin Off Shares"), and (ii) to be issued to the Holder on the conversion of all or any of the Outstanding Debentures, such amount of the Reserved Spin Off Shares equal to (x) the Reserved Spin Off Shares multiplied by
(y) a fraction, of which (I) the numerator is the principal amount of the Outstanding Debentures then being converted, and (II) the denominator is the principal amount of the Outstanding Debentures.

      11. If, at any time while any portion of this Debenture remains outstanding, the Company effectuates a stock split or reverse stock split of its Common Stock or issues a dividend on its Common Stock consisting of shares of Common Stock, the Base Price shall be equitably adjusted to reflect such action. By way of illustration, and not in limitation, of the foregoing (i) if the Company effectuates, a 2:1 split of its Common Stock, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such split, the Base Price shall be deemed to be one-half of what it had been calculated to be immediately prior to such split; (ii) if the Company effectuates a 1:10 reverse split of its Common Stock, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such reverse split, the Base Price shall be deemed to be ten times what it had been calculated to be immediately prior to such split; and (iii) if the Company declares a stock dividend of one share of Common Stock for every 10 shares outstanding, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such dividend, the Base Price shall be deemed to be the amount of such Base Price calculated immediately prior to such record date multiplied by a fraction, of which the numerator is the number of shares (10) for which a dividend share will be issued and the denominator is such number of shares plus the dividend share(s) issuable or issued thereon (11).

      12. All payments contemplated hereby to be made "in cash" shall be made in immediately available good funds in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts. All payments of cash and each delivery of shares of Common Stock issuable to the Holder as contemplated hereby shall be made to the Holder at the address last appearing on the Debenture Register of the Company as designated in writing by the Holder from time to time; except that the Holder can designate by notice to the Company, a different delivery address for any one or more specific payments or deliveries.

      13. The Holder of the Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the Shares of Common Stock issuable upon conversion thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky or foreign laws or similar laws relating to the sale of securities.

      14. This Debenture shall be governed by and construed in accordance with the laws of the State of New York. Each of the parties consents to the jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on FORUM NON COVENIENS, to the bringing of any such proceeding in such jurisdictions.

      15. The following shall constitute an "Event of Default":

      a. The Company shall default in the payment of principal or interest on this Debenture and same shall continue for a period of three (3) days; or

      b. Any of the representations or warranties made by the Company herein, in the Securities Purchase Agreement, the Registration. Rights Agreement or in any certificate or financial or other written statements heretofore or hereafter finished by the Company in connection with the execution and delivery of this Debenture or the Securities Purchase Agreement shall be false or misleading in any material respect at the time made; or

     c. The Company fails to issue shares of Common Stock to the Holder or to cause its Transfer Agent to issue shares of Common Stock upon exercise by the Holder of their conversion rights of the Holder in accordance with the terms of this Debenture, fails to transfer or to cause its Transfer Agent to transfer any certificate for shares of Common Stock issued to the Holder upon conversion of this Debenture and when required by this Debenture or the Registration Rights Agreement, and such transfer is otherwise lawful, or fails to remove any restrictive legend or to cause its Transfer Agent to transfer on any certificate or any shares of Common Stock issued to the Holder upon conversion of this Debenture as and when required by this Debenture, the Agreement or the Registration Rights Agreement and such legend removal is otherwise lawful, and any such failure shall continue uncured for five (5) business days.

      d. The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of any Debenture in this series and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure; or

      e. The Company shall fail to perform or observe, in any material respect, any covenant, term, provision, condition, agreement or obligation of the Company under the Securities Purchase Agreement or the Registration Rights Agreement and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure (other than a failure to cause the Registration Statement to become effective no later than the Required Effective Date, as defined and provided in the Registration Rights Agreement, as to which no such cure period shall apply); or

      d. The Company shall (1) admit in writing its inability to pay its debts generally as they mature; (2) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or
            (3) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

      g. A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within sixty (60) days after such appointment; or

      h. Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or arty substantial portion of the properties or assets of the Company and shall not be dismissed within sixty
            (60) days thereafter; or

      i. Any money judgment, writ or warrant of attachment, or similar process in excess of Two Hundred Thousand ($200,000) Dollars in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

      j. Bankruptcy, reorganization, insolvency Or liquidation Proceedings Or Other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within sixty (60) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition Med in any such proceeding; or

      k. The Company shall have its Common Stock suspended or delisted from an exchange or over-the-counter market from trading for in excess of five (5) trading days.

Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in. writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holders sole discretion, the Holder May consider this Debenture immediately due and payable, without presentment, demand, protest or notice of any kinds, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

      16. Nothing contained in this Debenture shall be construed as conferring upon the Holder the right to vote or to receive dividends or to consent or receive notice as a shareholder in respect of any meeting of shareholders or any rights whatsoever as a shareholder of the Company, unless and to the extent converted in accordance with the terms hereof.

      17. In the event for any reason, any payment by or art of the Company or the Holder shall result in payment of interest which would exceed the limit authorized by or be in violation of the law of the jurisdiction applicable to this Debenture, the ipso facto the obligation of the Company to pay interest or perform such act or requirement shall be reduced to the limit authorized under such law, so that in no event shall the Company be obligated to pay any such interest, perform any such act or be bound by any requirement which would result in the payment of interest in excess of the limit so authorized. In the event any payment by or act of the Company shall result in the extraction of a rate of interest in excess of a sum which is lawfully collectible as interest, then such amount (to the extent of such excess not returned to the Company) shall, without further agreement or notice between or by the Company or the Holder, be deemed applied to the payment of principal, if any, hereunder immediately upon receipt of such excess funds by the Holder, with the same force and effect as though the Company had specifically designated such sums to be so applied to principal and the Holder had agreed to accept such sums as an interest-free prepayment of this Debenture. If any part of such excess remains after the principal has been paid in full, whether by the provisions of the preceding sentences of this Section 17 or otherwise, such excess shall be deemed to be an interest free loan from the Company to the Holder, which loan shall be payable immediately upon demand by the Company. The provisions of this Section 17 shall control every other provision of this Debenture.

      IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer there unto duly authorized.

Dated: June 5, 1998

                                        SHOPPING.COM


                                        By: /s/ John Markley
                                            -------------------------------
                                            Chief Financial Officer

                                  EXHIBIT A

                            NOTICE OF CONVERSION

 (To be Executed by the Registered Holder in order to Convert the Debenture)


      The undersigned hereby irrevocably elects to convert of the principal amount of the above Debenture No. _______________ into Shares of Common Stock of SHOPPING.COM (the "Company") according to the conditions hereof, as of the date written below.



Conversion Date*

---------------------------------------------------------------------------


Applicable Conversion Price

----------------------------------------------------------------------------



Signature
----------------------------------------------------------------------------
                   [Name]


Address:
-----------------------------------------------------------------------------

----------------------------------------------------------------------------





* This original Debenture must be received by the Company or its transfer agent by the fifth business date following the Conversion Date.

                                                                 EXHIBIT 4.25
                                                                 ------------

                                  DEBENTURE

NEITHER THESE SECURITIES OR THE SECURITIES ISSUABLE UPON CONVERSION HEREOF HAVE BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE OR UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE SECURITIES ARE RESTRICTED AND MAY NOT BE OFFERED, RESOLD, PLEDGED OR TRANSFERRED EXCEPT AS PERMITTED UNDER THE ACT PURSUANT TO REGISTRATION OR EXEMPTION OR SAFE HARBOR THEREFROM.

No. 98-2                                                      US $250,000.00

                                SHOPPING.COM

                  8% CONVERTIBLE DEBENTURE DUE MAY 31, 2000

      THIS DEBENTURE is one of a duly authorized issue of up to $10,000,000 in Debentures of SHOPPING.COM, a corporation organized and existing under the laws of the State of Delaware (the "Company") designated as its 8% Convertible Debentures. Such Debentures may be issued in series, each of which may have a different maturity date, but which otherwise have substantially similar terms.

      FOR VALUE RECEIVED, the Company promises to pay to Malso Fund, Ltd., the registered holder hereof (the "Holder), the principal sum of Two Hundred Fifty Thousand Dollars and 00/100 Dollars (US $250,000.00) on May 31, 2000 (the "Maturity Date") and to pay interest on the principal sum outstanding from time to time in arrears (i) prior to the Maturity Date, quarterly, on the last day of March, June, September and December of each year, (ii) upon conversion as provided herein or (iii) on the Maturity Date, at the rate of 9% per annum accruing from ______________, 1998 the date of initial issuance of this Debenture. Accrual of interest shall commence on the first such business day to occur after the date hereof and shall continue to accrue on a daily basis until payment in full of the principal sum has been made or duly provided for. Subject to the provisions of Sections 4 and 5 below (the terms of which shall govern as if this sentence were not included in this Debenture), prior to the Maturity Date, interest on this Debenture is payable, at the option of the Company, in shares of Common Stock of the Company, no par value ("Common Stock"), at the Conversion Rate (as defined below) in effect on the date of payment, or in cash.

      This Debenture is subject to the following additional provisions:

      1. The Debentures are issuable in denominations of TEN Thousand Dollars (US $10,000) and integral multiples thereof. The Debentures are exchangeable for an equal aggregate principal amount of Debentures of different authorized denominations, as requested by the Holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

      2. The Company shall be entitled to withhold from all payments of principal of, and interest on, this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax laws or other applicable laws at the time of such payments, and Holder shall execute and deliver all required documentation in connection therewith.

      3. This Debenture has been issued subject to investment of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"), and other applicable state and foreign securities laws. In the event of any proposed transfer of this Debenture, the Company may require, prior to issuance of a new Debenture in the name of such other person, that it receive reasonable transfer documentation including legal opinions that the issuance of the Debenture in such other name does not and will not cause a violation of the Act or any applicable state or foreign securities laws. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary.

      4. A. The Holder of this Debenture is entitled, at its option, subject to the following provisions of this Section 4, to convert all or a portion of this Debenture into shares of Common Stock of the Company at any time until the Maturity Date, at a conversion price for each share of Common Stock (the "Conversion Rate) equal to the lower of (x) the lowest Market Price (as defined below) for any three (3) trading days selected by the Holder from the thirty
(30) trading days ending on the wading day before the Conversion Date, or (y) $16.00 (the "Base Price"; which amount is subject to adjustment as hereinafter provided); provided that the principal amount being converted is at least US $10,000 (unless if at the time of such election to convert the aggregate principal amount of all Debentures registered to the Holder is less than Ten Thousand Dollars [US $10,000] then the whole amount thereof).

            B. The Holder of this Debenture is entitled, at its option, to convert this Debenture in accordance with the following schedule:

      (i) at any time from the thirtieth day until the ninetieth day after the date (the "Debenture Date") of the original date of issue of this Debenture (including any predecessors which were subsequently reissued on account of conversion, transfer, loss or other reason), up to twenty percent (20%) of the original principal amount of the Basic Debentures (as defined in the Securities Purchase Agreement defined below) may be converted whether from this Debenture or any other Basic Debenture;

      (ii) at any time thereafter until the one hundred twentieth day after the Debenture Date, up to an additional twenty-five percent (25%) (cumulative forty-five percent [45%]) of the original principal amount of the Basic Debentures may be converted, whether from this Debenture or any other Basic Debenture;

      (iii) at any time thereafter until the one hundred fiftieth day after the Debenture Date, up to an additional thirty-five percent (35%) (cumulative eighty percent [80%]) of the Basic Debentures may be converted, whether from this Debenture or any other Basic Debenture; and

      (iv) at any time thereafter, all the principal amount of the Basic Debentures may be converted.

      C. Conversion shall be effectuated by surrendering the Debentures to be converted to the Company's transfer agent, US Stock Transfer & Trust, accompanied by or preceded by facsimile or other delivery of the form of conversion notice attached hereto as Exhibit A, executed by the Holder of the Debenture evidencing such Holder's intention to convert this Debenture or a specified portion hereof, and accompanied, if required by the Company, by proper assignment hereof in blank. interest accrued or accruing from the date of issuance to the date of conversion shall at the option of the Company, be paid in cash or Common Stock upon conversion at the Conversion Rate applicable to such conversion. No fractional shares of Common Stock or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The date on which notice of conversion is given (the "Conversion Date") shall be deemed to be the date on which the Holder faxes or otherwise delivers the conversion notice ("Notice of Conversion!'), substantially in the form annexed hereto as Exhibit A, duly executed, to the Company, provided that the Holder shall deliver to the Companys trader agent or the Company the original Debentures being converted within five
(5) business days thereafter (and if not so delivered with such time, the Conversion Date shall be the date on which the later of the Notice of Conversion and the original Debentures being converted is received by the Company). Facsimile delivery of the Notice of Conversion shall be accepted by the Company at facsimile number (714) 640-4374; Attn: Bob McNulty. Certificates representing Common Stock upon conversion will be delivered within three (3) business days from the date later of the Notice of Conversion is delivered to the Company as contemplated in the first sentence of this paragraph C or the original Debenture is delivered to the Company's transfer agent or the Company.

      D. For purposes of this Debenture, the term "Market Price" shall mean (x) the average closing bid price of the Common Stock as reported by Bloomberg, LP or the average closing bid price on the over-the-counter market, (i) if a period of time is specified in the relevant provision of this Debenture, for such period, and (ii) if no period of time is specified in the relevant provision of this Debenture, then for the five (5) trading days ending on the trading day immediately preceding the relevant date, or (y) if the Common Stock is listed on a stock exchange, the closing price on such exchange on the date indicated in the relevant provision hereof, as reported in The Wall Street Journal.

      E. Anything herein to the contrary notwithstanding, in the event the Company breaches the provisions of this Section 4(g) of the Securities Purchase Agreement, the Conversion Rate shall be amended to be equal to (i) 90% of (ii) the Conversion Rate determined in accordance with the other provisions of this Debenture without regard to this Section 4(E), and the Holder may require the Company to immediately redeem the outstanding portion of this Debenture in accordance with Section 6(y) hereof.

      5. A. (i) Notwithstanding any other provision hereof to the contrary, at any time prior to the Conversion Date, the Company shall have the right to redeem all or any portion of the then outstanding principal amount of the Debentures then held by the Holder in cash for an amount (the "Redemption Amount") equal to the sum of (a) such outstanding principal of the Debentures plus all accrued but unpaid interest thereon through the date the Redemption

Amount is paid to the Holder (the "Redemption Payment Date), plus (b) the Redemption Premium (as defined below).

            (ii) The "Redemption Premium" shall be an amount equal to the excess, if any, of (a) an amount equal to (1) the number of shares of Common Stock into which the Holder could have converted the Debentures being redeemed had the Holder effected such conversion on the date the Company gave the Notice of Redemption (the "Redemption Notice Date'), multiplied by (U) the closing ask price of the Common Stock on the Redemption Notice Date, over (b) the principal of the Debentures so redeemed.

            (iii) The Company shall give at least ten (10) business days' written notice of such redemption to the Holder (the "Notice of Redemption"). Anything in the preceding provisions of this Section 5 to the contrary notwithstanding, the Redemption Amount shall, unless otherwise agreed to in writing by the Holder after receiving the Notice of Redemption, be paid to the Holder in good funds at least five (5) but not more than ten (10) business days from the date of the Notice of Redemption, except that, with respect to any Debentures for which a Notice of Redemption is given, the Holder shall have the right, exercisable by giving a Notice of Conversion is submitted to the Company within five (5) business days of the Holder's receipt of the Company's Notice of Redemption, to convert any or all of the Debentures sought to be redeemed (a "Redemption Notice Conversion") and the Redemption Notice Conversion shall take precedence over the redemption contemplated by the Notice of Redemption. Such Debentures shall be converted in accordance with the terms hereof. Furthermore, in the event such Redemption Amount is not timely made, any rights of the Company to redeem outstanding Debentures shall terminate, and the Notice of Redemption shall be null and void. Any redemption contemplated by this Debenture shall be made only in cash by the payment of immediately available good funds to the Holder.

            B. Any Debentures not previously converted as of the Maturity Date, shall be deemed to be automatically converted, without further action of any land by the Company or any of its agents, employees or representatives as of the Maturity Date at the Conversion Rate applicable on the Maturity Date ("Mandatory Conversion").

      6. The Holder recognizes that the Company may be limited in the number of shares of Common Stock it may issue by (i) reason of its authorized shares, or
(ii) the applicable rules and regulations of the principal securities market on which the Common Stock is listed or traded (collectively, the "Cap Regulations"). Without limiting the other provisions hereof, (i) the Company will take all steps reasonably necessary to be in a position to issue shares of Common Stock on conversion of the Debentures without violating the Cap Regulations and (ii) if, despite taking such steps, the Company still can not issue such shares of Common Stock without violating the Cap Regulations, the Holder of this Debenture (to the extent the same can not be converted in compliance with the Cap Regulations (an "Unconverted Debenture"), shall have the option, exercisable in the Holder's sole and absolute discretion, to elect any one of the following remedies:

            (x) require the Company to issue shares of Common Stock in accordance with such Holder's, Notice of Conversion relating to the Unconverted Debenture at a conversion purchase price equal to the average of the closing bid price per share of Common Stock for any five (5) consecutive trading days (subject to the equitable adjustments for certain events occurring during such period as provided in this Debenture) during the sixty (60) trading days immediately preceding the date of the Notice of Conversion; or

            (y) require the Company to redeem each Unconverted Debenture for an amount (the "Cap Redemption Amount"), payable in cash, equal to:

                       V            x           M
                      ---
                      CP

where:

            "V" means the outstanding principal plus accrued interest through the Cap Redemption Date (as defined below) of an Unconverted Debenture;

            "CP" means the Conversion Rate in effect on the date of redemption (the "Cap Redemption Date") specified in the notice from the Holder electing this remedy; and

            "M" means the highest Market Price during the period beginning on the Cap Redemption Date and ending on the date of payment of the Cap Redemption Amount.

The holder of an Unconverted Debenture May elect one of the above remedies with respect to a portion of such Unconverted Debenture and the other remedy with respect to other portions of the Unconverted Debenture.

      7. Subject to the terms of the Securities Purchase Agreement, dated ____________, 1998 (the "Securities Purchase Agreement"), between the Company and the Holder (or the Holder's predecessor in interest), no provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin or currency, herein prescribed. This Debenture and all other Debentures now or hereafter issued of similar terms are direct obligations of the Company.

      8. No recourse shall be bad for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any incorporator, shareholder, officer or director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

      9. If the Company merges or consolidates with another corporation or sells or transfers all or substantially all of its assets to another person and the holders of the Common Stock are entitled to receive stock, securities or property in respect of or in exchange for Common Stock, then as a condition of such merger, consolidation, sale or transfer, the Company and any such successor, purchaser or transferee agree that the Debenture may thereafter be convected on the terms and subject to the conditions set forth above into the kind and amount of stock securities or property receivable upon such merger, consolidation, We or transfer by a holder of the number of shares of Common Stock into which this Debenture might have been converted immediately before such merger, consolidation, sale or transfer, subject to adjustments which shall be as nearly equivalent as may be practicable. In the event of any proposed merger, consolidation or sale or transfer of all or substantially all of the assets of the Company (a "Sale"), the Holder hereof shall have the right to convert by delivering a Notice of Conversion to the Company within fifteen (15) days of receipt of notice of such Sale from the Company. In the event the Holder hereof shall elect not to convert, the Company may prepay any outstanding principal and accrued interest on this Debenture by paying the Redemption Amount contemplated by Section S(A) hereof, less all amounts required by law to be deducted, upon which tender of payment following such notice, the right of conversion shall terminate.

      10. If, for any reason, prior to the Conversion Date or the Redemption Payment Date, the Company spins off or otherwise divests itself of a part of its business or operations of disposes all or of a part of its assets in a transaction (the "Spin Off") in which the Company does not receive compensation for such business, operations or assets, but causes securities of another entity (the "Spin Off Securities") to be issued to security holders of the Company, then the Company shall cause (i) to be reserved Spin Off Securities equal to the number thereof which would have been issued to the Holder had all of the Holder's Debentures outstanding on the record date (the "Record Date") for determining the amount and number of Spin Off Securities to be issued to security holders of the Company (the "Outstanding Debentures) been converted as of the close of business on the trading day immediately before the Record Date (the "Reserved Spin Off Shares"), and (ii) to be issued to the Holder on the conversion of all or any of the Outstanding Debentures, such amount of the Reserved Spin Off Shares equal to (x) the Reserved Spin Off Shares multiplied by
(y) a fraction, of which (I) the numerator is the principal amount of the Outstanding Debentures then being converted, and (II) the denominator is the principal amount of the Outstanding Debentures.

      11. If, at any time while any portion of this Debenture remains outstanding, the Company effectuates a stock split or reverse stock split of its Common Stock or issues a dividend on its Common Stock consisting of shares of Common Stock, the Base Price shall be equitably adjusted to reflect such action. By way of illustration, and not in limitation, of the foregoing (i) if the Company effectuates, a 2:1 split of its Common Stock, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such split, the Base Price shall be deemed to be one-half of what it had been calculated to be immediately prior to such split; (ii) if the Company effectuates a 1:10 reverse split of its Common Stock, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such reverse split, the Base Price shall be deemed to be ten times what it had been calculated to be immediately prior to such split; and (iii) if the Company declares a stock dividend of one share of Common Stock for every 10 shares outstanding, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such dividend, the Base Price shall be deemed to be the amount of such Base Price calculated immediately prior to such record date multiplied by a fraction, of which the numerator is the number of shares (10) for which a dividend share will be issued and the denominator is such number of shares plus the dividend share(s) issuable or issued thereon (11).

      12. All payments contemplated hereby to be made "in cash" shall be made in immediately available good funds in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts. All payments of cash and each delivery of shares of Common Stock issuable to the Holder as contemplated hereby shall be made to the Holder at the address last appearing on the Debenture Register of the Company as designated in writing by the Holder from time to time; except that the Holder can designate by notice to the Company, a different delivery address for any one or more specific payments or deliveries.

      13. The Holder of the Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the Shares of Common Stock issuable upon conversion thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky or foreign laws or similar laws relating to the sale of securities.

      14. This Debenture shall be governed by and construed in accordance with the laws of the State of New York. Each of the parties consents to the jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on FORUM NON COVENIENS, to the bringing of any such proceeding in such jurisdictions.

      15. The following shall constitute an "Event of Default":

      a. The Company shall default in the payment of principal or interest on this Debenture and same shall continue for a period of three (3) days; or

      b. Any of the representations or warranties made by the Company herein, in the Securities Purchase Agreement, the Registration. Rights Agreement or in any certificate or financial or other written statements heretofore or hereafter finished by the Company in connection with the execution and delivery of this Debenture or the Securities Purchase Agreement shall be false or misleading in any material respect at the time made; or

      c. The Company fails to issue shares of Common Stock to the Holder or to cause its Transfer Agent to issue shares of Common Stock upon exercise by the Holder of their conversion rights of the Holder in accordance with the terms of this Debenture, fails to transfer or to cause its Transfer Agent to transfer any certificate for shares of Common Stock issued to the Holder upon conversion of this Debenture and when required by this Debenture or the Registration Rights Agreement, and such transfer is otherwise lawful, or fails to remove any restrictive legend or to cause its Transfer Agent to transfer on any certificate or any shares of Common Stock issued to the Holder upon conversion of this Debenture as and when required by this Debenture, the Agreement or the Registration Rights Agreement and such legend removal is otherwise lawful, and any such failure shall continue uncured for five (5) business days.

      d. The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of any Debenture in this series and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure; or

      e. The Company shall fail to perform or observe, in any material respect, any covenant, term, provision, condition, agreement or obligation of the Company under the Securities Purchase Agreement or the Registration Rights Agreement and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure (other than a failure to cause the Registration Statement to become effective no later than the Required Effective Date, as defined and provided in the Registration Rights Agreement, as to which no such cure period shall apply); or

      d. The Company shall (1) admit in writing its inability to pay its debts generally as they mature; (2) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or
            (3) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

      g. A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within sixty (60) days after such appointment; or

      h. Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or arty substantial portion of the properties or assets of the Company and shall not be dismissed within sixty
            (60) days thereafter; or

      i. Any money judgment, writ or warrant of attachment, or similar process in excess of Two Hundred Thousand ($200,000) Dollars in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

      j. Bankruptcy, reorganization, insolvency Or liquidation Proceedings Or Other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within sixty (60) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition Med in any such proceeding; or

      k. The Company shall have its Common Stock suspended or delisted from an exchange or over-the-counter market from trading for in excess of five (5) trading days.

Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in. writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holders sole discretion, the Holder May consider this Debenture immediately due and payable, without presentment, demand, protest or notice of any kinds, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

      16. Nothing contained in this Debenture shall be construed as conferring upon the Holder the right to vote or to receive dividends or to consent or receive notice as a shareholder in respect of any meeting of shareholders or any rights whatsoever as a shareholder of the Company, unless and to the extent converted in accordance with the terms hereof.

      17. In the event for any reason, any payment by or art of the Company or the Holder shall result in payment of interest which would exceed the limit authorized by or be in violation of the law of the jurisdiction applicable to this Debenture, the ipso facto the obligation of the Company to pay interest or perform such act or requirement shall be reduced to the limit authorized under such law, so that in no event shall the Company be obligated to pay any such interest, perform any such act or be bound by any requirement which would result in the payment of interest in excess of the limit so authorized. In the event any payment by or act of the Company shall result in the extraction of a rate of interest in excess of a sum which is lawfully collectible as interest, then such amount (to the extent of such excess not returned to the Company) shall, without further agreement or notice between or by the Company or the Holder, be deemed applied to the payment of principal, if any, hereunder immediately upon receipt of such excess funds by the Holder, with the same force and effect as though the Company had specifically designated such sums to be so applied to principal and the Holder had agreed to accept such sums as an interest-free prepayment of this Debenture. If any part of such excess remains after the principal has been paid in full, whether by the provisions of the preceding sentences of this Section 17 or otherwise, such excess shall be deemed to be an interest free loan from the Company to the Holder, which loan shall be payable immediately upon demand by the Company. The provisions of this Section 17 shall control every other provision of this Debenture.

      IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer there unto duly authorized.

Dated: June 5, 1998

                                        SHOPPING.COM


                                        By:  /s/ John Markley,
                                             --------------------------
                                             Chief Financial Officer

                                  EXHIBIT A

                            NOTICE OF CONVERSION

 (To be Executed by the Registered Holder in order to Convert the Debenture)


      The undersigned hereby irrevocably elects to convert of the principal amount of the above Debenture No. _______________ into Shares of Common Stock of SHOPPING.COM (the "Company") according to the conditions hereof, as of the date written below.



Conversion Date*

---------------------------------------------------------------------------


Applicable Conversion Price

----------------------------------------------------------------------------



Signature
----------------------------------------------------------------------------
                   [Name]


Address:
-----------------------------------------------------------------------------

----------------------------------------------------------------------------





* This original Debenture must be received by the Company or its transfer agent by the fifth business date following the Conversion Date.

                                                                 EXHIBIT 4.26
                                                                 ------------

                                  DEBENTURE

NEITHER THESE SECURITIES OR THE SECURITIES ISSUABLE UPON CONVERSION HEREOF HAVE BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE OR UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE SECURITIES ARE RESTRICTED AND MAY NOT BE OFFERED, RESOLD, PLEDGED OR TRANSFERRED EXCEPT AS PERMITTED UNDER THE ACT PURSUANT TO REGISTRATION OR EXEMPTION OR SAFE HARBOR THEREFROM.

No. 98-3                                                      US $250,000.00

                                SHOPPING.COM

                  8% CONVERTIBLE DEBENTURE DUE MAY 31, 2000

      THIS DEBENTURE is one of a duly authorized issue of up to $10,000,000 in Debentures of SHOPPING.COM, a corporation organized and existing under the laws of the State of Delaware (the "Company") designated as its 8% Convertible Debentures. Such Debentures may be issued in series, each of which may have a different maturity date, but which otherwise have substantially similar terms.

      FOR VALUE RECEIVED, the Company promises to pay to Wayne Invest & Trade, Inc., the registered holder hereof (the "Holder), the principal sum of Two Hundred Fifty Thousand Dollars and 00/100 Dollars (US $250,000.00) on May 31, 2000 (the "Maturity Date") and to pay interest on the principal sum outstanding from time to time in arrears (i) prior to the Maturity Date, quarterly, on the last day of March, June, September and December of each year, (ii) upon conversion as provided herein or (iii) on the Maturity Date, at the rate of 9% per annum accruing from ______________, 1998 the date of initial issuance of this Debenture. Accrual of interest shall commence on the first such business day to occur after the date hereof and shall continue to accrue on a daily basis until payment in full of the principal sum has been made or duly provided for. Subject to the provisions of Sections 4 and 5 below (the terms of which shall govern as if this sentence were not included in this Debenture), prior to the Maturity Date, interest on this Debenture is payable, at the option of the Company, in shares of Common Stock of the Company, no par value ("Common Stock"), at the Conversion Rate (as defined below) in effect on the date of payment, or in cash.

      This Debenture is subject to the following additional provisions:

      1. The Debentures are issuable in denominations of TEN Thousand Dollars (US $10,000) and integral multiples thereof. The Debentures are exchangeable for an equal aggregate principal amount of Debentures of different authorized denominations, as requested by the Holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

      2. The Company shall be entitled to withhold from all payments of principal of, and interest on, this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax laws or other applicable laws at the time of such payments, and Holder shall execute and deliver all required documentation in connection therewith.

      3. This Debenture has been issued subject to investment of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"), and other applicable state and foreign securities laws. In the event of any proposed transfer of this Debenture, the Company may require, prior to issuance of a new Debenture in the name of such other person, that it receive reasonable transfer documentation including legal opinions that the issuance of the Debenture in such other name does not and will not cause a violation of the Act or any applicable state or foreign securities laws. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary.

      4. A. The Holder of this Debenture is entitled, at its option, subject to the following provisions of this Section 4, to convert all or a portion of this Debenture into shares of Common Stock of the Company at any time until the Maturity Date, at a conversion price for each share of Common Stock (the "Conversion Rate") equal to the lower of (x) the lowest Market Price (as defined below) for any three (3) trading days selected by the Holder from the thirty
(30) trading days ending on the wading day before the Conversion Date, or (y) $16.00 (the "Base Price"; which amount is subject to adjustment as hereinafter provided); provided that the principal amount being converted is at least US $10,000 (unless if at the time of such election to convert the aggregate principal amount of all Debentures registered to the Holder is less than Ten Thousand Dollars [US $10,000] then the whole amount thereof).

         B. The Holder of this Debenture is entitled, at its option, to convert this Debenture in accordance with the following schedule:

      (i) at any time from the thirtieth day until the ninetieth day after the date (the "Debenture Date") of the original date of issue of this Debenture (including any predecessors which were subsequently reissued on account of conversion, transfer, loss or other reason), up to twenty percent (20%) of the original principal amount of the Basic Debentures (as defined in the Securities Purchase Agreement defined below) may be converted whether from this Debenture or any other Basic Debenture;

      (ii) at any time thereafter until the one hundred twentieth day after the Debenture Date, up to an additional twenty-five percent (25%) (cumulative forty-five percent [45%]) of the original principal amount of the Basic Debentures may be converted, whether from this Debenture or any other Basic Debenture;

      (iii) at any time thereafter until the one hundred fiftieth day after the Debenture Date, up to an additional thirty-five percent (35%) (cumulative eighty percent [80%]) of the Basic Debentures may be converted, whether from this Debenture or any other Basic Debenture; and

      (iv) at any time thereafter, all the principal amount of the Basic Debentures may be converted.

      C. Conversion shall be effectuated by surrendering the Debentures to be converted to the Company's transfer agent, US Stock Transfer & Trust, accompanied by or preceded by facsimile or other delivery of the form of conversion notice attached hereto as Exhibit A, executed by the Holder of the Debenture evidencing such Holder's intention to convert this Debenture or a specified portion hereof, and accompanied, if required by the Company, by proper assignment hereof in blank. interest accrued or accruing from the date of issuance to the date of conversion shall at the option of the Company, be paid in cash or Common Stock upon conversion at the Conversion Rate applicable to such conversion. No fractional shares of Common Stock or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The date on which notice of conversion is given (the "Conversion Date") shall be deemed to be the date on which the Holder faxes or otherwise delivers the conversion notice ("Notice of Conversion"), substantially in the form annexed hereto as Exhibit A, duly executed, to the Company, provided that the Holder shall deliver to the Company's transfer agent or the Company the original Debentures being converted time, the Conversion Date shall be the date on which the later of the Notice of Conversion and the original Debentures being converted is received by the Company). Facsimile delivery of the Notice of Conversion shall be accepted by the Company at facsimile number (714) 640-4374; Attn: Bob McNulty. Certificates representing Common Stock upon conversion will be delivered within three (3) business days from the date later of the Notice of Conversion is delivered to the Company as contemplated in the first sentence of this paragraph C or the original Debenture is delivered to the Company's transfer agent or the Company.

      D. For purposes of this Debenture, the term "Market Price" shall mean (x) the average closing bid price of the Common Stock as reported by Bloomberg, LP or the average closing bid price on the over-the-counter market, (i) if a period of time is specified in the relevant provision of this Debenture, for such period, and (ii) if no period of time is specified in the relevant provision of this Debenture, then for the five (5) trading days ending on the trading day immediately preceding the relevant date, or (y) if the Common Stock is listed on a stock exchange, the closing price on such exchange on the date indicated in the relevant provision hereof, as reported in The Wall Street Journal.

      E. Anything herein to the contrary notwithstanding, in the event the Company breaches the provisions of this Section 4(g) of the Securities Purchase Agreement, the Conversion Rate shall be amended to be equal to (i) 90% of (ii) the Conversion Rate determined in accordance with the other provisions of this Debenture without regard to this Section 4(E), and the Holder may require the Company to immediately redeem the outstanding portion of this Debenture in accordance with Section 6(y) hereof.

      5. A. (i) Notwithstanding any other provision hereof to the contrary, at any time prior to the Conversion Date, the Company shall have the right to redeem all or any portion of the then outstanding principal amount of the Debentures then held by the Holder in cash for an amount (the "Redemption Amount") equal to the sum of (a) such outstanding principal of the Debentures plus all accrued but unpaid interest thereon through the date the Redemption

Amount is paid to the Holder (the "Redemption Payment Date"), plus (b) the Redemption Premium (as defined below).

            (ii) The "Redemption Premium" shall be an amount equal to the excess, if any, of (a) an amount equal to (1) the number of shares of Common Stock into which the Holder could have converted the Debentures being redeemed had the Holder effected such conversion on the date the Company gave the Notice of Redemption (the "Redemption Notice Date"), multiplied by (U) the closing ask price of the Common Stock on the Redemption Notice Date, over (b) the principal of the Debentures so redeemed.

            (iii) The Company shall give at least ten (10) business days' written notice of such redemption to the Holder (the "Notice of Redemption"). Anything in the preceding provisions of this Section 5 to the contrary notwithstanding, the Redemption Amount shall, unless otherwise agreed to in writing by the Holder after receiving the Notice of Redemption, be paid to the Holder in good funds at least five (5) but not more than ten (10) business days from the date of the Notice of Redemption, except that, with respect to any Debentures for which a Notice of Redemption is given, the Holder shall have the right, exercisable by giving a Notice of Conversion is submitted to the Company within five (5) business days of the Holder's receipt of the Company's Notice of Redemption, to convert any or all of the Debentures sought to be redeemed (a "Redemption Notice Conversion") and the Redemption Notice Conversion shall take precedence over the redemption contemplated by the Notice of Redemption. Such Debentures shall be converted in accordance with the terms hereof. Furthermore, in the event such Redemption Amount is not timely made, any rights of the Company to redeem outstanding Debentures shall terminate, and the Notice of Redemption shall be null and void. Any redemption contemplated by this Debenture shall be made only in cash by the payment of immediately available good funds to the Holder.

         B. Any Debentures not previously converted as of the Maturity Date, shall be deemed to be automatically converted, without further action of any land by the Company or any of its agents, employees or representatives as of the Maturity Date at the Conversion Rate applicable on the Maturity Date ("Mandatory Conversion").

      6. The Holder recognizes that the Company may be limited in the number of shares of Common Stock it may issue by (i) reason of its authorized shares, or
(ii) the applicable rules and regulations of the principal securities market on which the Common Stock is listed or traded (collectively, the "Cap Regulations"). Without limiting the other provisions hereof, (i) the Company will take all steps reasonably necessary to be in a position to issue shares of Common Stock on conversion of the Debentures without violating the Cap Regulations and (ii) if, despite taking such steps, the Company still can not issue such shares of Common Stock without violating the Cap Regulations, the Holder of this Debenture (to the extent the same can not be converted in compliance with the Cap Regulations (an "Unconverted Debenture"), shall have the option, exercisable in the Holder's sole and absolute discretion, to elect any one of the following remedies:

            (x) require the Company to issue shares of Common Stock in accordance with such Holder's, Notice of Conversion relating to the Unconverted Debenture at a conversion purchase price equal to the average of the closing bid price per share of Common Stock for any five (5) consecutive trading days (subject to the equitable adjustments for certain events occurring during such period as provided in this Debenture) during the sixty (60) trading days immediately preceding the date of the Notice of Conversion; or

            (y) require the Company to redeem each Unconverted Debenture for an amount (the "Cap Redemption Amount"), payable in cash, equal to:

                       V
                     -----          x           M
                      CP

where:

            "V" means the outstanding principal plus accrued interest through the Cap Redemption Date (as defined below) of an Unconverted Debenture;

            "CP" means the Conversion Rate in effect on the date of redemption (the "Cap Redemption Date") specified in the notice from the Holder electing this remedy; and

            "M" means the highest Market Price during the period beginning on the Cap Redemption Date and ending on the date of payment of the Cap Redemption Amount.

The holder of an Unconverted Debenture May elect one of the above remedies with respect to a portion of such Unconverted Debenture and the other remedy with respect to other portions of the Unconverted Debenture.

      7. Subject to the terms of the Securities Purchase Agreement, dated ____________, 1998 (the "Securities Purchase Agreement"), between the Company and the Holder (or the Holder's predecessor in interest), no provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin or currency, herein prescribed. This Debenture and all other Debentures now or hereafter issued of similar terms are direct obligations of the Company.

      8. No recourse shall be bad for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any incorporator, shareholder, officer or director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

      9. If the Company merges or consolidates with another corporation or sells or transfers all or substantially all of its assets to another person and the holders of the Common Stock are entitled to receive stock, securities or property in respect of or in exchange for Common Stock, then as a condition of such merger, consolidation, sale or transfer, the Company and any such successor, purchaser or transferee agree that the Debenture may thereafter be convected on the terms and subject to the conditions set forth above into the kind and amount of stock securities or property receivable upon such merger, consolidation, We or transfer by a holder of the number of shares of Common Stock into which this Debenture might have been converted immediately before such merger, consolidation, sale or transfer, subject to adjustments which shall be as nearly equivalent as may be practicable. In the event of any proposed merger, consolidation or sale or transfer of all or substantially all of the assets of the Company (a "Sale"), the Holder hereof shall have the right to convert by delivering a Notice of Conversion to the Company within fifteen (15) days of receipt of notice of such Sale from the Company. In the event the Holder hereof shall elect not to convert, the Company may prepay any outstanding principal and accrued interest on this Debenture by paying the Redemption Amount contemplated by Section 5(A) hereof, less all amounts required by law to be deducted, upon which tender of payment following such notice, the right of conversion shall terminate.

      10. If, for any reason, prior to the Conversion Date or the Redemption Payment Date, the Company spins off or otherwise divests itself of a part of its business or operations of disposes all or of a part of its assets in a transaction (the "Spin Off") in which the Company does not receive compensation for such business, operations or assets, but causes securities of another entity (the "Spin Off Securities") to be issued to security holders of the Company, then the Company shall cause (i) to be reserved Spin Off Securities equal to the number thereof which would have been issued to the Holder had all of the Holder's Debentures outstanding on the record date (the "Record Date") for determining the amount and number of Spin Off Securities to be issued to security holders of the Company (the "Outstanding Debentures") been converted as of the close of business on the trading day immediately before the Record Date (the "Reserved Spin Off Shares"), and (ii) to be issued to the Holder on the conversion of all or any of the Outstanding Debentures, such amount of the Reserved Spin Off Shares equal to (x) the Reserved Spin Off Shares multiplied by
(y) a fraction, of which (I) the numerator is the principal amount of the Outstanding Debentures then being converted, and (II) the denominator is the principal amount of the Outstanding Debentures.

      11. If, at any time while any portion of this Debenture remains outstanding, the Company effectuates a stock split or reverse stock split of its Common Stock or issues a dividend on its Common Stock consisting of shares of Common Stock, the Base Price shall be equitably adjusted to reflect such action. By way of illustration, and not in limitation, of the foregoing (i) if the Company effectuates, a 2:1 split of its Common Stock, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such split, the Base Price shall be deemed to be one-half of what it had been calculated to be immediately prior to such split; (ii) if the Company effectuates a 1:10 reverse split of its Common Stock, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such reverse split, the Base Price shall be deemed to be ten times what it had been calculated to be immediately prior to such split; and (iii) if the Company declares a stock dividend of one share of Common Stock for every 10 shares outstanding, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such dividend, the Base Price shall be deemed to be the amount of such Base Price calculated immediately prior to such record date multiplied by a fraction, of which the numerator is the number of shares (10) for which a dividend share will be issued and the denominator is such number of shares plus the dividend share(s) issuable or issued thereon (11).

      12. All payments contemplated hereby to be made "in cash" shall be made in immediately available good funds in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts. All payments of cash and each delivery of shares of Common Stock issuable to the Holder as contemplated hereby shall be made to the Holder at the address last appearing on the Debenture Register of the Company as designated in writing by the Holder from time to time; except that the Holder can designate by notice to the Company, a different delivery address for any one or more specific payments or deliveries.

      13. The Holder of the Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the Shares of Common Stock issuable upon conversion thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky or foreign laws or similar laws relating to the sale of securities.

      14. This Debenture shall be governed by and construed in accordance with the laws of the State of New York. Each of the parties consents to the jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non coveniens, to the bringing of any such proceeding in such jurisdictions.

      15. The following shall constitute an "Event of Default":

      a. The Company shall default in the payment of principal or interest on this Debenture and same shall continue for a period of three (3) days; or

      b. Any of the representations or warranties made by the Company herein, in the Securities Purchase Agreement, the Registration. Rights Agreement or in any certificate or financial or other written statements heretofore or hereafter finished by the Company in connection with the execution and delivery of this Debenture or the Securities Purchase Agreement shall be false or misleading in any material respect at the time made; or

      c. The Company fails to issue shares of Common Stock to the Holder or to cause its Transfer Agent to issue shares of Common Stock upon exercise by the Holder of their conversion rights of the Holder in accordance with the terms of this Debenture, fails to transfer or to cause its Transfer Agent to transfer any certificate for shares of Common Stock issued to the Holder upon conversion of this Debenture and when required by this Debenture or the Registration Rights Agreement, and such transfer is otherwise lawful, or fails to remove any restrictive legend or to cause its Transfer Agent to transfer on any certificate or any shares of Common Stock issued to the Holder upon conversion of this Debenture as and when required by this Debenture, the Agreement or the Registration Rights Agreement and such legend removal is otherwise lawful, and any such failure shall continue uncured for five (5) business days.

      d. The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of any Debenture in this series and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure; or

      e. The Company shall fail to perform or observe, in any material respect, any covenant, term, provision, condition, agreement or obligation of the Company under the Securities Purchase Agreement or the Registration Rights Agreement and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure (other than a failure to cause the Registration Statement to become effective no later than the Required Effective Date, as defined and provided in the Registration Rights Agreement, as to which no such cure period shall apply); or

      f. The Company shall (1) admit in writing its inability to pay its debts generally as they mature; (2) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or
            (3) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

      g. A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within sixty (60) days after such appointment; or

      h. Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or arty substantial portion of the properties or assets of the Company and shall not be dismissed within sixty
            (60) days thereafter; or

      i. Any money judgment, writ or warrant of attachment, or similar process in excess of Two Hundred Thousand ($200,000) Dollars in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

      j. Bankruptcy, reorganization, insolvency Or liquidation Proceedings Or Other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within sixty (60) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding; or

      k. The Company shall have its Common Stock suspended or delisted from an exchange or over-the-counter market from trading for in excess of five (5) trading days.

Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in. writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holders sole discretion, the Holder May consider this Debenture immediately due and payable, without presentment, demand, protest or notice of any kinds, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

      16. Nothing contained in this Debenture shall be construed as conferring upon the Holder the right to vote or to receive dividends or to consent or receive notice as a shareholder in respect of any meeting of shareholders or any rights whatsoever as a shareholder of the Company, unless and to the extent converted in accordance with the terms hereof.

      17. In the event for any reason, any payment by or art of the Company or the Holder shall result in payment of interest which would exceed the limit authorized by or be in violation of the law of the jurisdiction applicable to this Debenture, the ipso facto the obligation of the Company to pay interest or perform such act or requirement shall be reduced to the limit authorized under such law, so that in no event shall the Company be obligated to pay any such interest, perform any such act or be bound by any requirement which would result in the payment of interest in excess of the limit so authorized. In the event any payment by or act of the Company shall result in the extraction of a rate of interest in excess of a sum which is lawfully collectible as interest, then such amount (to the extent of such excess not returned to the Company) shall, without further agreement or notice between or by the Company or the Holder, be deemed applied to the payment of principal, if any, hereunder immediately upon receipt of such excess funds by the Holder, with the same force and effect as though the Company had specifically designated such sums to be so applied to principal and the Holder had agreed to accept such sums as an interest-free prepayment of this Debenture. If any part of such excess remains after the principal has been paid in full, whether by the provisions of the preceding sentences of this Section 17 or otherwise, such excess shall be deemed to be an interestfim loan from the Company to the Holder, which loan shall be payable immediately upon demand by the Company. The provisions of this Section 17 shall control every other provision of this Debenture.

      IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.

Dated: June 5, 1998

                                        SHOPPING.COM


                                        By: /s/ John Markley
                                           ----------------------------
                                           John Markley, Chief Executive Officer

                                  EXHIBIT A

                            NOTICE OF CONVERSION

 (To be Executed by the Registered Holder in order to Convert the Debenture)


      The undersigned hereby irrevocably elects to convert of the principal amount of the above Debenture No. _______________ into Shares of Common Stock of SHOPPING.COM (the "Company") according to the conditions hereof, as of the date written below.



Conversion Date*

----------------------------------------------------------------------------


Applicable Conversion Price

----------------------------------------------------------------------------



Signature
----------------------------------------------------------------------------
                   [Name]


Address:
----------------------------------------------------------------------------

----------------------------------------------------------------------------





* This original Debenture must be received by the Company or its transfer agent by the fifth business date following the Conversion Date.

                                                                 EXHIBIT 4.27
                                                                 ------------

                                  DEBENTURE

NEITHER THESE SECURITIES OR THE SECURITIES ISSUABLE UPON CONVERSION HEREOF HAVE BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE OR UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE SECURITIES ARE RESTRICTED AND MAY NOT BE OFFERED, RESOLD, PLEDGED OR TRANSFERRED EXCEPT AS PERMITTED UNDER THE ACT PURSUANT TO REGISTRATION OR EXEMPTION OR SAFE HARBOR THEREFROM.

No. 98-4                                                      US $250,000.00

                                SHOPPING.COM

                  8% CONVERTIBLE DEBENTURE DUE MAY 31, 2000

      THIS DEBENTURE is one of a duly authorized issue of up to $10,000,000 in Debentures of SHOPPING.COM, a corporation organized and existing under the laws of the State of Delaware (the "Company") designated as its 8% Convertible Debentures. Such Debentures may be issued in series, each of which may have a different maturity date, but which otherwise have substantially similar terms.

      FOR VALUE RECEIVED, the Company promises to pay to Chesterfield Capital Resources, Ltd., the registered holder hereof (the "Holder), the principal sum of Two Hundred Fifty Thousand Dollars and 00/100 Dollars (US $250,000.00) on May 31, 2000 (the "Maturity Date") and to pay interest on the principal sum outstanding from time to time in arrears (i) prior to the Maturity Date, quarterly, on the last day of March, June, September and December of each year,
(ii) upon conversion as provided herein or (iii) on the Maturity Date, at the rate of 9% per annum accruing from ______________, 1998 the date of initial issuance of this Debenture. Accrual of interest shall commence on the first such business day to occur after the date hereof and shall continue to accrue on a daily basis until payment in full of the principal sum has been made or duly provided for. Subject to the provisions of Sections 4 and 5 below (the terms of which shall govern as if this sentence were not included in this Debenture), prior to the Maturity Date, interest on this Debenture is payable, at the option of the Company, in shares of Common Stock of the Company, no par value ("Common Stock"), at the Conversion Rate (as defined below) in effect on the date of payment, or in cash.

      This Debenture is subject to the following additional provisions:

      1. The Debentures are issuable in denominations of TEN Thousand Dollars (US $10,000) and integral multiples thereof. The Debentures are exchangeable for an equal aggregate principal amount of Debentures of different authorized denominations, as requested by the Holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

      2. The Company shall be entitled to withhold from all payments of principal of, and interest on, this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax laws or other applicable laws at the time of such payments, and Holder shall execute and deliver all required documentation in connection therewith.

      3. This Debenture has been issued subject to investment of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"), and other applicable state and foreign securities laws. In the event of any proposed transfer of this Debenture, the Company may require, prior to issuance of a new Debenture in the name of such other person, that it receive reasonable transfer documentation including legal opinions that the issuance of the Debenture in such other name does not and will not cause a violation of the Act or any applicable state or foreign securities laws. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary.

      4. A. The Holder of this Debenture is entitled, at its option, subject to the following provisions of this Section 4, to convert all or a portion of this Debenture into shares of Common Stock of the Company at any time until the Maturity Date, at a conversion price for each share of Common Stock (the "Conversion Rate) equal to the lower of (x) the lowest Market Price (as defined below) for any three (3) trading days selected by the Holder from the thirty
(30) trading days ending on the wading day before the Conversion Date, or (y) $16.00 (the "Base Price"; which amount is subject to adjustment as hereinafter provided); provided that the principal amount being converted is at least US $10,000 (unless if at the time of such election to convert the aggregate principal amount of all Debentures registered to the Holder is less than Ten Thousand Dollars [US $10,000] then the whole amount thereof).

         B. The Holder of this Debenture is entitled, at its option, to convert this Debenture in accordance with the following schedule:

      (i) at any time from the thirtieth day until the ninetieth day after the date (the "Debenture Date") of the original date of issue of this Debenture (including any predecessors which were subsequently reissued on account of conversion, transfer, loss or other reason), up to twenty percent (20%) of the original principal amount of the Basic Debentures (as defined in the Securities Purchase Agreement defined below) may be converted whether from this Debenture or any other Basic Debenture;

      (ii) at any time thereafter until the one hundred twentieth day after the Debenture Date, up to an additional twenty-five percent (25%) (cumulative forty-five percent [45%]) of the original principal amount of the Basic Debentures may be converted, whether from this Debenture or any other Basic Debenture;

      (iii) at any time thereafter until the one hundred fiftieth day after the Debenture Date, up to an additional thirty-five percent (35%) (cumulative eighty percent [80%]) of the Basic Debentures may be converted, whether from this Debenture or any other Basic Debenture; and

      (iv) at any time thereafter, all the principal amount of the Basic Debentures may be converted.

      C. Conversion shall be effectuated by surrendering the Debentures to be converted to the Company's transfer agent, US Stock Transfer & Trust, accompanied by or preceded by facsimile or other delivery of the form of conversion notice attached hereto as Exhibit A, executed by the Holder of the Debenture evidencing such Holder's intention to convert this Debenture or a specified portion hereof, and accompanied, if required by the Company, by proper assignment hereof in blank. interest accrued or accruing from the date of issuance to the date of conversion shall at the option of the Company, be paid in cash or Common Stock upon conversion at the Conversion Rate applicable to such conversion. No fractional shares of Common Stock or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The date on which notice of conversion is given (the "Conversion Date") shall be deemed to be the date on which the Holder faxes or otherwise delivers the conversion notice ("Notice of Conversion!'), substantially in the form annexed hereto as Exhibit A, duly executed, to the Company, provided that the Holder shall deliver to the Company's transfer agent or the Company the original Debentures being converted within five (5) business days thereafter (and if not so delivered with such time, the Conversion Date shall be the date on which the later of the Notice of Conversion and the original Debentures being converted is received by the Company). Facsimile delivery of the Notice of Conversion shall be accepted by the Company at facsimile number (714) 640-4374; Attn: Bob McNulty. Certificates representing Common Stock upon conversion will be delivered within three (3) business days from the date later of the Notice of Conversion is delivered to the Company as contemplated in the first sentence of this paragraph C or the original Debenture is delivered to the Company's transfer agent or the Company.

      D. For purposes of this Debenture, the term "Market Price" shall mean (x) the average closing bid price of the Common Stock as reported by Bloomberg, LP or the average closing bid price on the over-the-counter market, (i) if a period of time is specified in the relevant provision of this Debenture, for such period, and (ii) if no period of time is specified in the relevant provision of this Debenture, then for the five (5) trading days ending on the trading day immediately preceding the relevant date, or (y) if the Common Stock is listed on a stock exchange, the closing price on such exchange on the date indicated in the relevant provision hereof, as reported in The Wall Street Journal.

      E. Anything herein to the contrary notwithstanding, in the event the Company breaches the provisions of this Section 4(g) of the Securities Purchase Agreement, the Conversion Rate shall be amended to be equal to (i) 90% of (ii) the Conversion Rate determined in accordance with the other provisions of this Debenture without regard to this Section 4(E), and the Holder may require the Company to immediately redeem the outstanding portion of this Debenture in accordance with Section 6(y) hereof.

      5. A. (i) Notwithstanding any other provision hereof to the contrary, at any time prior to the Conversion Date, the Company shall have the right to redeem all or any portion of the then outstanding principal amount of the Debentures then held by the Holder in cash for an amount (the "Redemption Amount") equal to the sum of (a) such outstanding principal of the Debentures plus all accrued but unpaid interest thereon through the date the Redemption

Amount is paid to the Holder (the "Redemption Payment Date"), plus (b) the Redemption Premium (as defined below).

            (ii) The "Redemption Premium" shall be an amount equal to the excess, if any, of (a) an amount equal to (1) the number of shares of Common Stock into which the Holder could have converted the Debentures being redeemed had the Holder effected such conversion on the date the Company gave the Notice of Redemption (the "Redemption Notice Date'), multiplied by (U) the closing ask price of the Common Stock on the Redemption Notice Date, over (b) the principal of the Debentures so redeemed.

            (iii) The Company shall give at least ten (10) business days' written notice of such redemption to the Holder (the "Notice of Redemption"). Anything in the preceding provisions of this Section 5 to the contrary notwithstanding, the Redemption Amount shall, unless otherwise agreed to in writing by the Holder after receiving the Notice of Redemption, be paid to the Holder in good funds at least five (5) but not more than ten (10) business days from the date of the Notice of Redemption, except that, with respect to any Debentures for which a Notice of Redemption is given, the Holder shall have the right, exercisable by giving a Notice of Conversion is submitted to the Company within five (5) business days of the Holder's receipt of the Company's Notice of Redemption, to convert any or all of the Debentures sought to be redeemed (a "Redemption Notice Conversion") and the Redemption Notice Conversion shall take precedence over the redemption contemplated by the Notice of Redemption. Such Debentures shall be converted in accordance with the terms hereof. Furthermore, in the event such Redemption Amount is not timely made, any rights of the Company to redeem outstanding Debentures shall terminate, and the Notice of Redemption shall be null and void. Any redemption contemplated by this Debenture shall be made only in cash by the payment of immediately available good funds to the Holder.

            B. Any Debentures not previously converted as of the Maturity Date, shall be deemed to be automatically converted, without further action of any land by the Company or any of its agents, employees or representatives as of the Maturity Date at the Conversion Rate applicable on the Maturity Date ("Mandatory Conversion").

      6. The Holder recognizes that the Company may be limited in the number of shares of Common Stock it may issue by (i) reason of its authorized shares, or
(ii) the applicable rules and regulations of the principal securities market on which the Common Stock is listed or traded (collectively, the "Cap Regulations"). Without limiting the other provisions hereof, (i) the Company will take all steps reasonably necessary to be in a position to issue shares of Common Stock on conversion of the Debentures without violating the Cap Regulations and (ii) if, despite taking such steps, the Company still can not issue such shares of Common Stock without violating the Cap Regulations, the Holder of this Debenture (to the extent the same can not be converted in compliance with the Cap Regulations (an "Unconverted Debenture"), shall have the option, exercisable in the Holder's sole and absolute discretion, to elect any one of the following remedies:

            (x) require the Company to issue shares of Common Stock in accordance with such Holder's, Notice of Conversion relating to the Unconverted Debenture at a conversion purchase price equal to the average of the closing bid price per share of Common Stock for any five (5) consecutive trading days (subject to the equitable adjustments for certain events occurring during such period as provided in this Debenture) during the sixty (60) trading days immediately preceding the date of the Notice of Conversion; or

            (y) require the Company to redeem each Unconverted Debenture for an amount (the "Cap Redemption Amount"), payable in cash, equal to:

                       V
                    ------          x           M
                      CP

where:

            "V" means the outstanding principal plus accrued interest through the Cap Redemption Date (as defined below) of an Unconverted Debenture;

            "CP" means the Conversion Rate in effect on the date of redemption (the "Cap Redemption Date") specified in the notice from the Holder electing this remedy; and

            "M" means the highest Market Price during the period beginning on the Cap Redemption Date and ending on the date of payment of the Cap Redemption Amount.

The holder of an Unconverted Debenture May elect one of the above remedies with respect to a portion of such Unconverted Debenture and the other remedy with respect to other portions of the Unconverted Debenture.

      7. Subject to the terms of the Securities Purchase Agreement, dated ____________, 1998 (the "Securities Purchase Agreement"), between the Company and the Holder (or the Holder's predecessor in interest), no provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin or currency, herein prescribed. This Debenture and all other Debentures now or hereafter issued of similar terms are direct obligations of the Company.

      8. No recourse shall be bad for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any incorporator, shareholder, officer or director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

      9. If the Company merges or consolidates with another corporation or sells or transfers all or substantially all of its assets to another person and the holders of the Common Stock are entitled to receive stock, securities or property in respect of or in exchange for Common Stock, then as a condition of such merger, consolidation, sale or transfer, the Company and any such successor, purchaser or transferee agree that the Debenture may thereafter be convected on the terms and subject to the conditions set forth above into the kind and amount of stock securities or property receivable upon such merger, consolidation, We or transfer by a holder of the number of shares of Common Stock into which this Debenture might have been converted immediately before such merger, consolidation, sale or transfer, subject to adjustments which shall be as nearly equivalent as may be practicable. In the event of any proposed merger, consolidation or sale or transfer of all or substantially all of the assets of the Company (a "Sale"), the Holder hereof shall have the right to convert by delivering a Notice of Conversion to the Company within fifteen (15) days of receipt of notice of such Sale from the Company. In the event the Holder hereof shall elect not to convert, the Company may prepay any outstanding principal and accrued interest on this Debenture by paying the Redemption Amount contemplated by Section 5(A) hereof, less all amounts required by law to be deducted, upon which tender of payment following such notice, the right of conversion shall terminate.

      10. If, for any reason, prior to the Conversion Date or the Redemption Payment Date, the Company spins off or otherwise divests itself of a part of its business or operations of disposes all or of a part of its assets in a transaction (the "Spin Off") in which the Company does not receive compensation for such business, operations or assets, but causes securities of another entity (the "Spin Off Securities") to be issued to security holders of the Company, then the Company shall cause (i) to be reserved Spin Off Securities equal to the number thereof which would have been issued to the Holder had all of the Holder's Debentures outstanding on the record date (the "Record Date") for determining the amount and number of Spin Off Securities to be issued to security holders of the Company (the "Outstanding Debentures) been converted as of the close of business on the trading day immediately before the Record Date (the "Reserved Spin Off Shares"), and (ii) to be issued to the Holder on the conversion of all or any of the Outstanding Debentures, such amount of the Reserved Spin Off Shares equal to (x) the Reserved Spin Off Shares multiplied by
(y) a fraction, of which (I) the numerator is the principal amount of the Outstanding Debentures then being converted, and (II) the denominator is the principal amount of the Outstanding Debentures.

      11. If, at any time while any portion of this Debenture remains outstanding, the Company effectuates a stock split or reverse stock split of its Common Stock or issues a dividend on its Common Stock consisting of shares of Common Stock, the Base Price shall be equitably adjusted to reflect such action. By way of illustration, and not in limitation, of the foregoing (i) if the Company effectuates, a 2:1 split of its Common Stock, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such split, the Base Price shall be deemed to be one-half of what it had been calculated to be immediately prior to such split; (ii) if the Company effectuates a 1:10 reverse split of its Common Stock, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such reverse split, the Base Price shall be deemed to be ten times what it had been calculated to be immediately prior to such split; and (iii) if the Company declares a stock dividend of one share of Common Stock for every 10 shares outstanding, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such dividend, the Base Price shall be deemed to be the amount of such Base Price calculated immediately prior to such record date multiplied by a fraction, of which the numerator is the number of shares (10) for which a dividend share will be issued and the denominator is such number of shares plus the dividend share(s) issuable or issued thereon (11).

      12. All payments contemplated hereby to be made "in cash" shall be made in immediately available good funds in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts. All payments of cash and each delivery of shares of Common Stock issuable to the Holder as contemplated hereby shall be made to the Holder at the address last appearing on the Debenture Register of the Company as designated in writing by the Holder from time to time; except that the Holder can designate by notice to the Company, a different delivery address for any one or more specific payments or deliveries.

      13. The Holder of the Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the Shares of Common Stock issuable upon conversion thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky or foreign laws or similar laws relating to the sale of securities.

      14. This Debenture shall be governed by and construed in accordance with the laws of the State of New York. Each of the parties consents to the jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non coveniens, to the bringing of any such proceeding in such jurisdictions.

      15. The following shall constitute an "Event of Default":

      a. The Company shall default in the payment of principal or interest on this Debenture and same shall continue for a period of three (3) days; or

      b. Any of the representations or warranties made by the Company herein, in the Securities Purchase Agreement, the Registration. Rights Agreement or in any certificate or financial or other written statements heretofore or hereafter finished by the Company in connection with the execution and delivery of this Debenture or the Securities Purchase Agreement shall be false or misleading in any material respect at the time made; or

      c. The Company fails to issue shares of Common Stock to the Holder or to cause its Transfer Agent to issue shares of Common Stock upon exercise by the Holder of their conversion rights of the Holder in accordance with the terms of this Debenture, fails to transfer or to cause its Transfer Agent to transfer any certificate for shares of Common Stock issued to the Holder upon conversion of this Debenture and when required by this Debenture or the Registration Rights Agreement, and such transfer is otherwise lawful, or fails to remove any restrictive legend or to cause its Transfer Agent to transfer on any certificate or any shares of Common Stock issued to the Holder upon conversion of this Debenture as and when required by this Debenture, the Agreement or the Registration Rights Agreement and such legend removal is otherwise lawful, and any such failure shall continue uncured for five (5) business days.

      d. The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of any Debenture in this series and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure; or

      e. The Company shall fail to perform or observe, in any material respect, any covenant, term, provision, condition, agreement or obligation of the Company under the Securities Purchase Agreement or the Registration Rights Agreement and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure (other than a failure to cause the Registration Statement to become effective no later than the Required Effective Date, as defined and provided in the Registration Rights Agreement, as to which no such cure period shall apply); or

      f. The Company shall (1) admit in writing its inability to pay its debts generally as they mature; (2) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or
            (3) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

      g. A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within sixty (60) days after such appointment; or

      h. Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or arty substantial portion of the properties or assets of the Company and shall not be dismissed within sixty
            (60) days thereafter; or

      i. Any money judgment, writ or warrant of attachment, or similar process in excess of Two Hundred Thousand ($200,000) Dollars in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

      j. Bankruptcy, reorganization, insolvency Or liquidation Proceedings Or Other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within sixty (60) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding; or

      k. The Company shall have its Common Stock suspended or delisted from an exchange or over-the-counter market from trading for in excess of five (5) trading days.

Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in. writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holders sole discretion, the Holder May consider this Debenture immediately due and payable, without presentment, demand, protest or notice of any kinds, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

      16. Nothing contained in this Debenture shall be construed as conferring upon the Holder the right to vote or to receive dividends or to consent or receive notice as a shareholder in respect of any meeting of shareholders or any rights whatsoever as a shareholder of the Company, unless and to the extent converted in accordance with the terms hereof.

      17. In the event for any reason, any payment by or art of the Company or the Holder shall result in payment of interest which would exceed the limit authorized by or be in violation of the law of the jurisdiction applicable to this Debenture, the ipso facto the obligation of the Company to pay interest or perform such act or requirement shall be reduced to the limit authorized under such law, so that in no event shall the Company be obligated to pay any such interest, perform any such act or be bound by any requirement which would result in the payment of interest in excess of the limit so authorized. In the event any payment by or act of the Company shall result in the extraction of a rate of interest in excess of a sum which is lawfully collectible as interest, then such amount (to the extent of such excess not returned to the Company) shall, without further agreement or notice between or by the Company or the Holder, be deemed applied to the payment of principal, if any, hereunder immediately upon receipt of such excess funds by the Holder, with the same force and effect as though the Company had specifically designated such sums to be so applied to principal and the Holder had agreed to accept such sums as an interest-free prepayment of this Debenture. If any part of such excess remains after the principal has been paid in full, whether by the provisions of the preceding sentences of this Section 17 or otherwise, such excess shall be deemed to be an interestfim loan from the Company to the Holder, which loan shall be payable immediately upon demand by the Company. The provisions of this Section 17 shall control every other provision of this Debenture.

      IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.

Dated: June 5, 1998

                                    SHOPPING.COM


                                    By:  /s/  John Markley
                                         ----------------------------------
                                          John Markley, Chief Executive Officer

                                  EXHIBIT A

                            NOTICE OF CONVERSION

 (To be Executed by the Registered Holder in order to Convert the Debenture)


      The undersigned hereby irrevocably elects to convert of the principal amount of the above Debenture No. _______________ into Shares of Common Stock of SHOPPING.COM (the "Company") according to the conditions hereof, as of the date written below.



Conversion Date*

---------------------------------------------------------------------------


Applicable Conversion Price

----------------------------------------------------------------------------



Signature

----------------------------------------------------------------------------
                   [Name]


Address:

-----------------------------------------------------------------------------

----------------------------------------------------------------------------





* This original Debenture must be received by the Company or its transfer agent by the fifth business date following the Conversion Date.

                                                                 EXHIBIT 4.28
                                                                 ------------

                                  DEBENTURE

NEITHER THESE SECURITIES OR THE SECURITIES ISSUABLE UPON CONVERSION HEREOF HAVE BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE OR UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE SECURITIES ARE RESTRICTED AND MAY NOT BE OFFERED, RESOLD, PLEDGED OR TRANSFERRED EXCEPT AS PERMITTED UNDER THE ACT PURSUANT TO REGISTRATION OR EXEMPTION OR SAFE HARBOR THEREFROM.

No. 98-5                                                      US $250,000.00

                                SHOPPING.COM

                  8% CONVERTIBLE DEBENTURE DUE MAY 31, 2000

      THIS DEBENTURE is one of a duly authorized issue of up to $10,000,000 in Debentures of SHOPPING.COM, a corporation organized and existing under the laws of the State of Delaware (the "Company") designated as its 8% Convertible Debentures. Such Debentures may be issued in series, each of which may have a different maturity date, but which otherwise have substantially similar terms.

      FOR VALUE RECEIVED, the Company promises to pay to Star High Yield Investment Management Corporation, the registered holder hereof (the "Holder), the principal sum of Two Hundred Fifty Thousand Dollars and 00/100 Dollars (US $250,000.00) on May 31, 2000 (the "Maturity Date") and to pay interest on the principal sum outstanding from time to time in arrears (i) prior to the Maturity Date, quarterly, on the last day of March, June, September and December of each year, (ii) upon conversion as provided herein or (iii) on the Maturity Date, at the rate of 9% per annum accruing from ______________, 1998 the date of initial issuance of this Debenture. Accrual of interest shall commence on the first such business day to occur after the date hereof and shall continue to accrue on a daily basis until payment in full of the principal sum has been made or duly provided for. Subject to the provisions of Sections 4 and 5 below (the terms of which shall govern as if this sentence were not included in this Debenture), prior to the Maturity Date, interest on this Debenture is payable, at the option of the Company, in shares of Common Stock of the Company, no par value ("Common Stock"), at the Conversion Rate (as defined below) in effect on the date of payment, or in cash.

      This Debenture is subject to the following additional provisions:

      1. The Debentures are issuable in denominations of TEN Thousand Dollars (US $10,000) and integral multiples thereof. The Debentures are exchangeable for an equal aggregate principal amount of Debentures of different authorized denominations, as requested by the Holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

      2. The Company shall be entitled to withhold from all payments of principal of, and interest on, this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax laws or other applicable laws at the time of such payments, and Holder shall execute and deliver all required documentation in connection therewith.

      3. This Debenture has been issued subject to investment of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"), and other applicable state and foreign securities laws. In the event of any proposed transfer of this Debenture, the Company may require, prior to issuance of a new Debenture in the name of such other person, that it receive reasonable transfer documentation including legal opinions that the issuance of the Debenture in such other name does not and will not cause a violation of the Act or any applicable state or foreign securities laws. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary.

      4. A. The Holder of this Debenture is entitled, at its option, subject to the following provisions of this Section 4, to convert all or a portion of this Debenture into shares of Common Stock of the Company at any time until the Maturity Date, at a conversion price for each share of Common Stock (the "Conversion Rate) equal to the lower of (x) the lowest Market Price (as defined below) for any three (3) trading days selected by the Holder from the thirty
(30) trading days ending on the wading day before the Conversion Date, or (y) $16.00 (the "Base Price"; which amount is subject to adjustment as hereinafter provided); provided that the principal amount being converted is at least US $10,000 (unless if at the time of such election to convert the aggregate principal amount of all Debentures registered to the Holder is less than Ten Thousand Dollars [US $10,000] then the whole amount thereof).

            B. The Holder of this Debenture is entitled, at its option, to convert this Debenture in accordance with the following schedule:

      (i) at any time from the thirtieth day until the ninetieth day after the date (the "Debenture Date") of the original date of issue of this Debenture (including any predecessors which were subsequently reissued on account of conversion, transfer, loss or other reason), up to twenty percent (20%) of the original principal amount of the Basic Debentures (as defined in the Securities Purchase Agreement defined below) may be converted whether from this Debenture or any other Basic Debenture;

      (ii) at any time thereafter until the one hundred twentieth day after the Debenture Date, up to an additional twenty-five percent (25%) (cumulative forty-five percent [45%]) of the original principal amount of the Basic Debentures may be converted, whether from this Debenture or any other Basic Debenture;

      (iii) at any time thereafter until the one hundred fiftieth day after the Debenture Date, up to an additional thirty-five percent (35%) (cumulative eighty percent [80%]) of the Basic Debentures may be converted, whether from this Debenture or any other Basic Debenture; and

      (iv) at any time thereafter, all the principal amount of the Basic Debentures may be converted.

      C. Conversion shall be effectuated by surrendering the Debentures to be converted to the Company's transfer agent, US Stock Transfer & Trust, accompanied by or preceded by facsimile or other delivery of the form of conversion notice attached hereto as Exhibit A, executed by the Holder of the Debenture evidencing such Holder's intention to convert this Debenture or a specified portion hereof, and accompanied, if required by the Company, by proper assignment hereof in blank. interest accrued or accruing from the date of issuance to the date of conversion shall at the option of the Company, be paid in cash or Common Stock upon conversion at the Conversion Rate applicable to such conversion. No fractional shares of Common Stock or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The date on which notice of conversion is given (the "Conversion Date") shall be deemed to be the date on which the Holder faxes or otherwise delivers the conversion notice ("Notice of Conversion!'), substantially in the form annexed hereto as Exhibit A, duly executed, to the Company, provided that the Holder shall deliver to the Company's transfer agent or the Company the original Debentures being converted within five (5) business days thereafter (and if not so delivered with such time, the Conversion Date shall be the date on which the later of the Notice of Conversion and the original Debentures being converted is received by the Company). Facsimile delivery of the Notice of Conversion shall be accepted by the Company at facsimile number (714) 640-4374; Attn: Bob McNulty. Certificates representing Common Stock upon conversion will be delivered within three (3) business days from the date later of the Notice of Conversion is delivered to the Company as contemplated in the first sentence of this paragraph C or the original Debenture is delivered to the Company's transfer agent or the Company.

      D. For purposes of this Debenture, the term "Market Price" shall mean (x) the average closing bid price of the Common Stock as reported by Bloomberg, LP or the average closing bid price on the over-the-counter market, (i) if a period of time is specified in the relevant provision of this Debenture, for such period, and (ii) if no period of time is specified in the relevant provision of this Debenture, then for the five (5) trading days ending on the trading day immediately preceding the relevant date, or (y) if the Common Stock is listed on a stock exchange, the closing price on such exchange on the date indicated in the relevant provision hereof, as reported in The Wall Street Journal.

      E. Anything herein to the contrary notwithstanding, in the event the Company breaches the provisions of this Section 4(g) of the Securities Purchase Agreement, the Conversion Rate shall be amended to be equal to (i) 90% of (ii) the Conversion Rate determined in accordance with the other provisions of this Debenture without regard to this Section 4(E), and the Holder may require the Company to immediately redeem the outstanding portion of this Debenture in accordance with Section 6(y) hereof.

      5. A. (i) Notwithstanding any other provision hereof to the contrary, at any time prior to the Conversion Date, the Company shall have the right to redeem all or any portion of the then outstanding principal amount of the Debentures then held by the Holder in cash for an amount (the "Redemption Amount") equal to the sum of (a) such outstanding principal of the Debentures plus all accrued but unpaid interest thereon through the date the Redemption

Amount is paid to the Holder (the "Redemption Payment Date"), plus (b) the Redemption Premium (as defined below).

            (ii) The "Redemption Premium" shall be an amount equal to the excess, if any, of (a) an amount equal to (1) the number of shares of Common Stock into which the Holder could have converted the Debentures being redeemed had the Holder effected such conversion on the date the Company gave the Notice of Redemption (the "Redemption Notice Date'), multiplied by (U) the closing ask price of the Common Stock on the Redemption Notice Date, over (b) the principal of the Debentures so redeemed.

            (iii) The Company shall give at least ten (10) business days' written notice of such redemption to the Holder (the "Notice of Redemption"). Anything in the preceding provisions of this Section 5 to the contrary notwithstanding, the Redemption Amount shall, unless otherwise agreed to in writing by the Holder after receiving the Notice of Redemption, be paid to the Holder in good funds at least five (5) but not more than ten (10) business days from the date of the Notice of Redemption, except that, with respect to any Debentures for which a Notice of Redemption is given, the Holder shall have the right, exercisable by giving a Notice of Conversion is submitted to the Company within five (5) business days of the Holder's receipt of the Company's Notice of Redemption, to convert any or all of the Debentures sought to be redeemed (a "Redemption Notice Conversion") and the Redemption Notice Conversion shall take precedence over the redemption contemplated by the Notice of Redemption. Such Debentures shall be converted in accordance with the terms hereof. Furthermore, in the event such Redemption Amount is not timely made, any rights of the Company to redeem outstanding Debentures shall terminate, and the Notice of Redemption shall be null and void. Any redemption contemplated by this Debenture shall be made only in cash by the payment of immediately available good funds to the Holder.

         B. Any Debentures not previously converted as of the Maturity Date, shall be deemed to be automatically converted, without further action of any land by the Company or any of its agents, employees or representatives as of the Maturity Date at the Conversion Rate applicable on the Maturity Date ("Mandatory Conversion").

      6. The Holder recognizes that the Company may be limited in the number of shares of Common Stock it may issue by (i) reason of its authorized shares, or
(ii) the applicable rules and regulations of the principal securities market on which the Common Stock is listed or traded (collectively, the "Cap Regulations"). Without limiting the other provisions hereof, (i) the Company will take all steps reasonably necessary to be in a position to issue shares of Common Stock on conversion of the Debentures without violating the Cap Regulations and (ii) if, despite taking such steps, the Company still can not issue such shares of Common Stock without violating the Cap Regulations, the Holder of this Debenture (to the extent the same can not be converted in compliance with the Cap Regulations (an "Unconverted Debenture"), shall have the option, exercisable in the Holder's sole and absolute discretion, to elect any one of the following remedies:

            (x) require the Company to issue shares of Common Stock in accordance with such Holder's, Notice of Conversion relating to the Unconverted Debenture at a conversion purchase price equal to the average of the closing bid price per share of

      Common Stock for any five (5) consecutive trading days (subject to the equitable adjustments for certain events occurring during such period as provided in this Debenture) during the sixty (60) trading days immediately preceding the date of the Notice of Conversion; or

            (y) require the Company to redeem each Unconverted Debenture for an amount (the "Cap Redemption Amount"), payable in cash, equal to:

                      V
                    -----          x           M
                     CP

where:

            "V" means the outstanding principal plus accrued interest through the Cap Redemption Date (as defined below) of an Unconverted Debenture;

            "CP" means the Conversion Rate in effect on the date of redemption (the "Cap Redemption Date") specified in the notice from the Holder electing this remedy; and

            "M" means the highest Market Price during the period beginning on the Cap Redemption Date and ending on the date of payment of the Cap Redemption Amount.

The holder of an Unconverted Debenture May elect one of the above remedies with respect to a portion of such Unconverted Debenture and the other remedy with respect to other portions of the Unconverted Debenture.

      7. Subject to the terms of the Securities Purchase Agreement, dated ____________, 1998 (the "Securities Purchase Agreement"), between the Company and the Holder (or the Holder's predecessor in interest), no provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin or currency, herein prescribed. This Debenture and all other Debentures now or hereafter issued of similar terms are direct obligations of the Company.

      8. No recourse shall be bad for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any incorporator, shareholder, officer or director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

      9. If the Company merges or consolidates with another corporation or sells or transfers all or substantially all of its assets to another person and the holders of the Common Stock are entitled to receive stock, securities or property in respect of or in exchange for Common Stock, then as a condition of such merger, consolidation, sale or transfer, the Company and any such successor, purchaser or transferee agree that the Debenture may thereafter be convected on the terms and subject to the conditions set forth above into the kind and amount of stock securities or property receivable upon such merger, consolidation, We or transfer by a holder of the number of shares of Common Stock into which this Debenture might have been converted immediately before such merger, consolidation, sale or transfer, subject to adjustments which shall be as nearly equivalent as may be practicable. In the event of any proposed merger, consolidation or sale or transfer of all or substantially all of the assets of the Company (a "Sale"), the Holder hereof shall have the right to convert by delivering a Notice of Conversion to the Company within fifteen (15) days of receipt of notice of such Sale from the Company. In the event the Holder hereof shall elect not to convert, the Company may prepay any outstanding principal and accrued interest on this Debenture by paying the Redemption Amount contemplated by Section 5(A) hereof, less all amounts required by law to be deducted, upon which tender of payment following such notice, the right of conversion shall terminate.

      10. If, for any reason, prior to the Conversion Date or the Redemption Payment Date, the Company spins off or otherwise divests itself of a part of its business or operations of disposes all or of a part of its assets in a transaction (the "Spin Off") in which the Company does not receive compensation for such business, operations or assets, but causes securities of another entity (the "Spin Off Securities") to be issued to security holders of the Company, then the Company shall cause (i) to be reserved Spin Off Securities equal to the number thereof which would have been issued to the Holder had all of the Holder's Debentures outstanding on the record date (the "Record Date") for determining the amount and number of Spin Off Securities to be issued to security holders of the Company (the "Outstanding Debentures) been converted as of the close of business on the trading day immediately before the Record Date (the "Reserved Spin Off Shares"), and (ii) to be issued to the Holder on the conversion of all or any of the Outstanding Debentures, such amount of the Reserved Spin Off Shares equal to (x) the Reserved Spin Off Shares multiplied by
(y) a fraction, of which (I) the numerator is the principal amount of the Outstanding Debentures then being converted, and (II) the denominator is the principal amount of the Outstanding Debentures.

      11. If, at any time while any portion of this Debenture remains outstanding, the Company effectuates a stock split or reverse stock split of its Common Stock or issues a dividend on its Common Stock consisting of shares of Common Stock, the Base Price shall be equitably adjusted to reflect such action. By way of illustration, and not in limitation, of the foregoing (i) if the Company effectuates, a 2:1 split of its Common Stock, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such split, the Base Price shall be deemed to be one-half of what it had been calculated to be immediately prior to such split; (ii) if the Company effectuates a 1:10 reverse split of its Common Stock, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such reverse split, the Base Price shall be deemed to be ten times what it had been calculated to be immediately prior to such split; and (iii) if the Company declares a stock dividend of one share of Common Stock for every 10 shares outstanding, thereafter, with respect to any conversion for which the Company issues the shares after the record date of such dividend, the Base Price shall be deemed to be the amount of such Base Price calculated immediately prior to such record date multiplied by a fraction, of which the numerator is the number of shares (10) for which a dividend share will be issued and the denominator is such number of shares plus the dividend share(s) issuable or issued thereon (11).

      12. All payments contemplated hereby to be made "in cash" shall be made in immediately available good funds in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts. All payments of cash and each delivery of shares of Common Stock issuable to the Holder as contemplated hereby shall be made to the Holder at the address last appearing on the Debenture Register of the Company as designated in writing by the Holder from time to time; except that the Holder can designate by notice to the Company, a different delivery address for any one or more specific payments or deliveries.

      13. The Holder of the Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the Shares of Common Stock issuable upon conversion thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky or foreign laws or similar laws relating to the sale of securities.

      14. This Debenture shall be governed by and construed in accordance with the laws of the State of New York. Each of the parties consents to the jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non coveniens, to the bringing of any such proceeding in such jurisdictions.

      15. The following shall constitute an "Event of Default":

      a. The Company shall default in the payment of principal or interest on this Debenture and same shall continue for a period of three (3) days; or

      b. Any of the representations or warranties made by the Company herein, in the Securities Purchase Agreement, the Registration. Rights Agreement or in any certificate or financial or other written statements heretofore or hereafter finished by the Company in connection with the execution and delivery of this Debenture or the Securities Purchase Agreement shall be false or misleading in any material respect at the time made; or

      c. The Company fails to issue shares of Common Stock to the Holder or to cause its Transfer Agent to issue shares of Common Stock upon exercise by the Holder of their conversion rights of the Holder in accordance with the terms of this Debenture, fails to transfer or to cause its Transfer Agent to transfer any certificate for shares of Common Stock issued to the Holder upon conversion of this Debenture and when required by this Debenture or the Registration Rights Agreement, and such transfer is otherwise lawful, or fails to remove any restrictive legend or to cause its Transfer Agent to transfer on any certificate or any shares of Common Stock issued to the Holder upon conversion of this Debenture as and when required by this Debenture, the Agreement or the Registration Rights Agreement and such legend removal is otherwise lawful, and any such failure shall continue uncured for five (5) business days.

      d. The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of any Debenture in this series and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure; or

      e. The Company shall fail to perform or observe, in any material respect, any covenant, term, provision, condition, agreement or obligation of the Company under the Securities Purchase Agreement or the Registration Rights Agreement and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure (other than a failure to cause the Registration Statement to become effective no later than the Required Effective Date, as defined and provided in the Registration Rights Agreement, as to which no such cure period shall apply); or

      f. The Company shall (1) admit in writing its inability to pay its debts generally as they mature; (2) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or
            (3) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

      g. A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within sixty (60) days after such appointment; or

      h. Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or arty substantial portion of the properties or assets of the Company and shall not be dismissed within sixty
            (60) days thereafter; or

      i. Any money judgment, writ or warrant of attachment, or similar process in excess of Two Hundred Thousand ($200,000) Dollars in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

      j. Bankruptcy, reorganization, insolvency Or liquidation Proceedings Or Other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within sixty (60) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition made in any such proceeding; or

      k. The Company shall have its Common Stock suspended or delisted from an exchange or over-the-counter market from trading for in excess of five (5) trading days.

Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in. writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holders sole discretion, the Holder May consider this Debenture immediately due and payable, without presentment, demand, protest or notice of any kinds, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

      16. Nothing contained in this Debenture shall be construed as conferring upon the Holder the right to vote or to receive dividends or to consent or receive notice as a shareholder in respect of any meeting of shareholders or any rights whatsoever as a shareholder of the Company, unless and to the extent converted in accordance with the terms hereof.

      17. In the event for any reason, any payment by or art of the Company or the Holder shall result in payment of interest which would exceed the limit authorized by or be in violation of the law of the jurisdiction applicable to this Debenture, the ipso facto the obligation of the Company to pay interest or perform such act or requirement shall be reduced to the limit authorized under such law, so that in no event shall the Company be obligated to pay any such interest, perform any such act or be bound by any requirement which would result in the payment of interest in excess of the limit so authorized. In the event any payment by or act of the Company shall result in the extraction of a rate of interest in excess of a sum which is lawfully collectible as interest, then such amount (to the extent of such excess not returned to the Company) shall, without further agreement or notice between or by the Company or the Holder, be deemed applied to the payment of principal, if any, hereunder immediately upon receipt of such excess funds by the Holder, with the same force and effect as though the Company had specifically designated such sums to be so applied to principal and the Holder had agreed to accept such sums as an interest-free prepayment of this Debenture. If any part of such excess remains after the principal has been paid in full, whether by the provisions of the preceding sentences of this Section 17 or otherwise, such excess shall be deemed to be an interestfim loan from the Company to the Holder, which loan shall be payable immediately upon demand by the Company. The provisions of this Section 17 shall control every other provision of this Debenture.

      IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.

Dated: June 5, 1998
                                   SHOPPING.COM


                                   By: /s/ John Markley
                                      -----------------------------------
                                      John Markley, Chief Executive Officer

                                  EXHIBIT A

                            NOTICE OF CONVERSION

 (To be Executed by the Registered Holder in order to Convert the Debenture)


      The undersigned hereby irrevocably elects to convert of the principal amount of the above Debenture No. _______________ into Shares of Common Stock of SHOPPING.COM (the "Company") according to the conditions hereof, as of the date written below.



Conversion Date*

---------------------------------------------------------------------------


Applicable Conversion Price

---------------------------------------------------------------------------



Signature
---------------------------------------------------------------------------
                   [Name]


Address:
---------------------------------------------------------------------------

---------------------------------------------------------------------------





* This original Debenture must be received by the Company or its transfer agent by the fifth business date following the Conversion Date.

                                                                 EXHIBIT 10.4
                                                                 ------------

                                  AGREEMENT



This agreement is made on April 1, 1998 between STILDEN CO., INC. (SCI), a Texas Corporation, and SHOPPING.COM (S.C), a California Corporation. Stilden Co. Inc. is in the consulting business and Shopping.Com wishes to employ the consulting services of SCI.

NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties hereto agree as follows:

                                  ARTICLE I
                                    Term

1. The term of this agreement shall be for a period of two years commencing April 1, 1998 and ending on March 31, 2000. The contract will automatically be renewed in one year increments unless either party terminates via giving written notice by January 31 each year starting with January 31, 2000.

                                 ARTICLE II
                                  Services


SCI shall provide general services relating to the operation, promotion and financing of S.C's business. SCI shall also provide specific consulting service on special projects as assigned by the Board of Directors and/or the Chief Executive Officer of the company. SCI shall work a minimum of 80 hours per month on matters directly related to S.C's business.

                                 ARTICLE III
                                    Fees

SCI shall receive $7000 monthly fee which will be invoiced to S.C on the first of each succeeding month. S.C agrees to pay SCI invoices by the 10th of each succeeding month. Actual business expenses will be 100% reimbursed by S.C. SCI will document all expenses on an approved expense form. SCI will invoice expenses monthly and S.C shall reimburse remitted expenses by the 10th day of each succeeding month. S.C has authorized a $1600 per month housing allowance for twelve months which will be detailed on the monthly invoice.



                                 ARTICLE IV
                         Non-Disclosure and Secrecy

1. SCI agrees that, during the term of this Agreement, and at all times thereafter, it will keep and cause all group consultants to keep all S.C information in strictest confidence and will not itself either directly or indirectly use or allow to be used for its benefit, or the benefit of others, disseminate or disclose any Confidential Information or Trade Secrets (as such terms are defined below) used and/or obtained in providing the Services hereunder, except to parties to this Agreement, regardless of whether the Confidential information or Trade Secrets have been conceived or developed, in whole or in part by SCI. SCI acknowledges and agrees that the terms

"Confidential Information" and "Trade Secrets" as used in this Agreement include without limitation, the whole or any portion or phase of any design, process, service, procedure, formula, improvement, customer list, information with respect to customer requirements and practices, marketing research and development information, statistical data, sources of merchandise, technical information, computer models, and all other information concerning the industry and business in which the S.C concept operates and which is of value in the operation of S.C business, or is otherwise understood to be, of a confidential character and which has not been published or otherwise become a matter of general public knowledge, under circumstances involving no breach of this Agreement. SCI agrees that all Trade Secrets and Confidential Information are and shall be the property of S.C regardless of whether conceived or developed by SCI pursuant to the Services. To that end, SCI hereby assigns to S.C all rights and all Trade Secrets and proprietary information developed by SCI in providing the Services.

2. Upon termination or earlier expiration of this Agreement SCI shall surrender to S.C at any time of such expiration or termination of this Agreement or upon demand by S.C at any time all material of a confidential and secret nature, including without limitation, the Confidential Information and Trade Secrets, and any other documents of a proprietary nature as may then be in SCI(s) possession or control.



                                  ARTICLE V
                           Covenant Not to Compete

1. SCI hereby agrees that during the term of this Agreement and for a period of three (3) years following the expiration of this Agreement, it will not be directly or indirectly engaged in any business in any form or fashion including partner, consultant, controlling stockholder, joint venture, or employee of any business which may compete, directly or indirectly, with the business as contemplated by the Concept of S.C within the state of California without prior written agreement from S.C. It is the desire and intent of the parties to this Agreement that the terms and provisions for this Article be enforced to the fullest extent permissible under the law and public policy, If any element of this Article is adjudicated to be invalid or unenforceable, such deletion or reformation is to apply only with respect to the operation of this Article in the particular jurisdiction in which such adjudication is made. SCI specifically acknowledges and agrees that the limitations as to time, geographical area and scope of activity as set forth in this Article V are reasonable and do not impose a greater restraint than is necessary in SCI's sole opinion to protect the good will and other business interest of S.C given the terms and conditions of this Agreement with respect to the Services and Concept.

                                 ARTICLE VI
                                Miscellaneous

1. Injunctive Relief. SCI acknowledges and agrees that any breach of obligations to be performed by and pursuant to Articles IV and V is likely to result in irreparable harm to S.C and SCI therefore consents and agrees that if it violates any such obligations, S.C shall be entitled, among and in addition to any other rights and remedies available under this Agreement or otherwise, to temporary and permanent injunctive relief to prevent SCI from committing or continuing a breach of such obligations.

2. Entire Agreement. This agreement constitutes the whole Agreement between the parties hereto and there are no other terms other than those contained herein. This Agreement supersedes any prior contract or understanding related to retaining SCI.

3. Amendment. No variation of this Agreement shall be deemed valid unless in writing and signed by the parties hereto.

4. Governing Law. This agreement shall be construed and enforced in according with the laws of California.

5. Severability. Each provision of this Agreement is intended to be severable from the other so that if any provision or term hereof is illegal or invalid for any reason whatsoever, such illegality or invalidity shall not effect the validity of the remaining provisions and terms hereof.

6. Independent Contractors. SCI hereby acknowledges and agrees that it is an independent Contractor with respect to the Services to be rendered and performed pursuant to this Agreement and that no terms or provisions of this Agreement shall be implied to create an employer/employee relationship between S.C and SCI.

7. Indemnity and Hold Harmless. SCI agrees to indemnify and does hold harmless S.C and its subsidiaries, affiliated companies, shareholders, officers, directors, agents, employees, successors and assigns from and against any and all liabilities, claims, demands, damages, costs and expenses (including attorney's fees) resulting from, arising out of, or occasioned by breach of the nondisclosure, secrecy and/or covenant not to compete terms and provisions made part of this Agreement.

8. Assignment. This Agreement may not be assigned by SCI to any other person or party without S.C's prior written consent which may be withheld in S.C's sole discretion. Notwithstanding the forgoing, S.C may assign this Agreement to any successor corporation, affiliated company or subsidiary. In the case of assignment by S.C, Assignee shall assume, in writing, S.C obligations.

9. Representation and Warranty. Each Consultant hereby agrees that any documents produced with respect to the Services and/or the Concept shall be marked "Confidential" and "Property of SHOPPING.COM" whether those documents are produced by SCI or by a vendor chosen by SCI.

10. Captions. Captions used in this Agreement are used for convenience only and are not intended to, nor are they to be construed to, have any substantive meaning or control in the construction of this Agreement.

11. Notices. Any notice given by one party to any other party hereunder shall be delivered to the party at the address indicated below that party's signature to this Agreement. Such notice shall be given to U.S. Mail, certified, and shall be deemed delivered on the date of actual receipt or the date of first refusal to accept delivery.

Signed by each party as indicated below, to be effective April 1, 1998.

SHOPPING.COM:                           STILDEN CO. INC.:

  /s/ Robert McNulty  CEO                   /s/ Frank W. Denny
-----------------------------           --------------------------
Robert McNulty    /s/ 4/28/98           Frank W. Denny
President                               President
                                        7514 Reindeer Trail
                                        San Antonio, Texas
                                        78238








                                   -7-