Form 10QSB
period 1998-07-31
SHOPPING COM
filed 1998-09-21
CIK 1045360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                            OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
        _____________


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

        Yes  ..X..    No  .....


As of August 12, 1998, there were 4,136,521 shares of the Registrant's no par value common shares outstanding.







                            Exhibit Index on Page 55

                                        FORM 10-QSB
                       For the Quarterly Period Ended July 31, 1998

Item                                                                       Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

1.         FINANCIAL STATEMENTS (condensed)                                  4

           Balance Sheet at July 31, 1998                                    4

           Statements of Operations for the six months
           ended July 31, 1997 and 1998                                      5

           Statements of Cash Flows for the six months
           ended July 31, 1997 and 1998                                      6

           Notes to Financial Statements                                     7

2.         MANAGEMENT DISCUSSION AND ANALYSIS                               15

           Forward Looking Statements                                       15

           Overview                                                         16

           Results of Operations                                            17

           Liquidity and Capital Resources                                  21

           Employees                                                        23

           Factors That May Affect Future Performance                       23


PART II.   OTHER INFORMATION

1.         Legal Proceedings                                                39

2.         Changes in Securities                                            42

3.         Defaults Upon Senior Securities                                  49

4.         Submission of Matters to a Vote of Security Holders              50

5.         Other Information                                                51

6.         Exhibits and Reports on Form 8-K                                 51

           Signature                                                        54

           Exhibit Index                                                    55

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
                                       SHOPPING.COM
                                       BALANCE SHEET
                                    As of July 31, 1998
                                        (Unaudited)

                                          ASSETS
Current assets
    Cash and cash equivalents                             $  1,035,699
    Accounts/ advances receivable, net                          72,570
    Other receivables                                           10,482
    Prepaid expenses                                            95,928
    Inventories                                                 45,580
    Current portion of loan origination fees                   212,975
                                                          ------------
         Total current assets                                1,473,234

Furniture and equipment, net                                 2,945,055
Deposits                                                       147,800
Other assets                                                   204,534
Loan origination fees net of current portion                   120,313
                                                          ------------
    Total assets                                          $  4,890,936
                                                          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of capital lease obligation           $    204,368
    Accounts payable                                         1,415,518
    Subordinated notes payable                               1,325,000
    Accrued legal fees and related costs                       323,535
    Accrued termination and severance                          560,000
    Other accrued liabilities                                  274,614
                                                          ------------
    Total current liabilities                                4,103,035

Capital lease obligation, net of current portion               216,734
8% convertible debentures                                    2,500,000
                                                          ------------
    Total liabilities                                        6,819,769

Commitments and contingencies
Shareholders' equity (deficit)
    Preferred stock, no par value, 5,000,000 share
    authorized, shares issued and outstanding - none              --
    Common stock, no par value, 20,000,000 shares
    authorized, 4,069,854 shares issued and outstanding     16,548,700
    Accumulated deficit                                    (18,477,533)
                                                          ------------
    Total shareholders' equity (deficit)                    (1,928,833)
                                                          ------------
Total liabilities and shareholders' equity                $  4,890,936
                                                          ============
The accompanying notes are an integral part of these financial statements.


                                       SHOPPING.COM
                                 STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                            3 MONTHS ENDED                6 MONTHS ENDED
                                               JULY 31,                       JULY 31
                                   ------------------------------------------------------------
                                        1998            1997            1998            1997

Net sales                          $  1,034,372    $     55,541    $  1,951,617    $     55,541
Cost of sales                         1,057,726          50,509       1,922,023          50,509
                                   ------------    ------------    ------------    ------------
Gross profit (deficit)                  (23,354)          5,032          29,594           5,032
Operating expenses:
   Advertising and marketing            613,318          11,603       2,451,307          11,603
   Product development                1,436,518         231,434       2,071,112         264,742
   General and administrative         5,441,503         480,763       7,762,421         793,863
                                   ------------    ------------    ------------    ------------
Total operating expenses              7,491,339         723,800      12,284,840       1,070,208
                                   ------------    ------------    ------------    ------------
Loss from operations                 (7,514,693)       (718,768)    (12,255,246)     (1,065,176)
Other income (expense):
   Loss on disposition of assets        (89,913)           --           (89,913)           --
   Interest Income                       11,568            --            47,986            --
   Interest Expense                    (455,182)         (5,537)       (456,634)         (6,538)
                                   ------------    ------------    ------------    ------------
Total other income (expense)           (533,527)         (5,537)       (498,561)         (6,538)
                                   ------------    ------------    ------------    ------------
Net Loss                           $ (8,048,220)   $   (724,305)   $(12,753,807)   $ (1,071,714)
                                   ============    ============    ============    ============

Basic Loss Per Share               $      (1.98)   $       (.57)   $      (3.15)   $       (.88)
                                   ============    ============    ============    ============
Diluted Loss Per Share             $      (1.98)   $       (.57)   $      (3.15)   $       (.88)
                                   ============    ============    ============    ============
Weighted Average Shares
  Outstanding                         4,061,880       1,267,500       4,050,636       2,435,000
                                   ============    ============    ============    ============



The accompanying notes are an integral part of these financial statements.

                                       SHOPPING.COM
                                 STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JULY 31,
                                                        1998            1997
                                                   -------------   ------------
                                                    (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities
 Net loss                                          $(12,753,807)   $ (1,071,714)
 Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation of furniture and equipment             325,547          23,848
    Common stock issued for advertising               1,000,000            --
    Amortization of loan origination fees                61,712          13,722
    Expense recognized from issuing below-market
     stock options                                    2,868,876            --
    Expense recognized from issuing warrants
     below market value                                 375,862            --
    Expense recognized from issuing common stock
     below market value                                    --             6,000
    Decrease (Increase) in prepaid expenses             570,093        (115,286)
    Decrease (Increase) in inventories                  (45,580)           --
    Decrease (Increase) in other assets                (152,593)       (103,858)
    Decrease (Increase) in accounts/advances receivable  24,814            --
    Decrease (Increase) in other receivables              7,075            --
    Increase (Decrease) in accounts payable             565,804         271,273
    Increase (Decrease) in other accrued liabilities    583,085          21,984
    Increase (Decrease) in deferred revenue                --            52,500
                                                   ------------    ------------
Net cash used in operating activities                (6,569,112)       (901,531)
                                                   ------------    ------------
Cash flows from investing activities
 Purchase of furniture and equipment                   (635,753)       (722,421)
                                                   ------------    ------------
Net cash used in investing activities                  (635,753)       (722,421)
                                                   ------------    ------------
Cash flows from financing activities
    Payments on note payable - related party               --           (50,000)
    Proceeds from the issuance of notes payable       1,325,000         950,000
    Payments of loan origination fees                  (395,000)       (123,500)
    Payments on capital lease obligations               (18,616)           --
    Proceeds from the issuance of preferred
     stock, Series A                                       --           200,000
    Proceeds from the issuance of preferred
     stock, Series B                                       --         1,030,000
    Proceeds from the issuance of 8% convertible
     debentures                                       2,500,000            --
    Payment of offering costs                              --          (118,219)
    Proceeds from the issuance of common stock             --            25,000
                                                   ------------    ------------
Net cash provided (used) by financing activities      3,411,384       1,913,281
                                                   ------------    ------------
Net increase (decrease) in cash                      (3,793,481)        289,329
Cash, beginning of period                             4,829,180              63
                                                   ------------    ------------
Cash, end of period                                $  1,035,699    $    289,392
                                                   ============    ============
The accompanying notes are an integral part of these financial statements.

SHOPPING.COM

NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1:        BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information as contemplated by the SEC under Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The interim financial statements should be read in conjunction with the Company's January 31, 1998 annual report on Form 10-KSB. The results of operations for the six months ended July 31, 1998 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 31, 1999.

NOTE 2:        FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

                                                        July 31, 1998
                                                        -------------
         Computer hardware                                 $1,779,632
         Computer software                                  1,297,882
         Furniture & equipment                                297,248
         Leasehold improvements                               102,708
                                                           ----------
                                                            3,477,470
         Less: Accumulated depreciation                       532,415
                                                           ----------
                                                           $2,945,055
                                                           ==========


NOTE 3:        ADVANCES - RELATED PARTIES

During the second quarter of 1998, officers were advanced $79,941 from the Company of which $79,479 was repaid during the second quarter of 1998. Total advances to related parties as of July 31, 1998 were $9,943 which was included in "Other receivables" in the balance sheet.

During the three month period ending July 31, 1998 the Company forgave the balance of $16,500 of advances as part of a severance package.

NOTE 4:        CONSULTING FEES - RELATED PARTY

For the six months ended July 31, 1998, the Company retained the services of certain consultants, which were also shareholders. Consulting expenses amounted to approximately $126,748 of which $40,348 was unpaid as of July 31, 1998.

NOTE 5:        SHAREHOLDERS' EQUITY

In July, 1998 the Company issued 7,500 shares of Common Stock for commissions related to the private placement of the Company's 8% Convertible Debentures based on the then fair market value of the Common Stock.

NOTE 6:        PROMISSORY NOTES

On May 15, 1998 the Company issued $1,225,000 of Promissory Notes, which have a due date of six months from the date of issuance. In addition, on June 30, 1998 the Company issued a $100,000 Promissory Note that is also due six months from the date of issuance. The Promissory Notes are unsecured, subordinated and carry an interest rate of 10% per annum. The Promissory Notes include issuances to certain existing shareholders of the Company.

In connection with the issuance of the $1,225,000 of Promissory Notes, warrants to purchase 122,500 shares of Common Stock were issued which warrants are exercisable until May 15, 2001 at a below-market exercise price of $14.00 per share of Common Stock. In addition, warrants to purchase 10,000 shares of Common Stock were issued relating to the $100,000 Promissory Note dated June 30, 1998 which are exercisable until June 8, 2001 at a below-market exercise price of $14.00 per share of Common Stock. The exercise price of these warrants were below market at the time of issuance and will therefore result in additional interest charges of approximately $837,500 over the term of the Promissory Notes of which $331,875 was expensed as interest during the quarter ended July 31, 1998.

In addition, the Company issued warrants to purchase 20,000 shares of Common Stock at a then below-market exercise price of $14.00 per share of Common Stock to Waldron & Co., Inc. for acting as the placement agent. These below-market warrants will result in additional interest charges of approximately $80,000 over the term of the Promissory Notes of which $33,333 was expensed as interest during the quarter ended July 31, 1998.

NOTE 7:        8% CONVERTIBLE DEBENTURES

In June, 1998 the Company entered into an agreement whereby the Company issued 8% Convertible Debentures due May 31, 2000 in the principal amount of $1,250,000. In addition, in July, 1998 the Company entered into an agreement whereby the Company issued 8% Convertible Debentures due July 10, 2000 in the principal amount of $1,250,000. The 8% Convertible Debentures (the "Debentures") are convertible into shares of Common Stock at a conversion price not to exceed $16.00 per share (the "Base Rate"). The holders of the Debentures will receive one warrant to purchase a share of Common Stock for each two shares of Common Stock issued in connection with the corresponding conversion of the Debentures (the "Warrants"). The Warrants attributable to each conversion shall have an exercise price equal to the lesser of (a) 120% of the lowest market price for any three trading days prior to conversion or (b) 125% of the Base Rate. The Warrants expire on June 5, 2003. The Company may incur additional interest charges over the term of the Debentures.

NOTE 8: STOCK OPTIONS

In April 1998, Mr. Frank Denny joined the Board of Directors as Chairman of the Board to replace Bill Gross. In May, 1998, Mr. Denny was granted options to purchase 100,000 shares of the Company's Common Stock at a below-market exercise price of $16.00 per share and 50,000 shares of Common Stock at an exercise price equal to the closing price of the Company's Common Stock on the effective date of grant ($21.00). The effective date of grant was June 1, 1998.

In May 1998, Mr. Douglas Hay, a Director and Executive Vice President of the Company, was granted options to purchase 50,000 shares of the Company's Common Stock at a below-market exercise price of $16.00 per share and 50,000 shares of Common Stock at an exercise price of the closing price of the Company's Common Stock on the effective date of grant ($21.00). The effective date of grant was June 1, 1998.

In May 1998, Mr. Edward Bradley, a Director of the Company, was granted options to purchase 50,000 shares of the Company's Common Stock at a below-market exercise price of $16.00. The effective date of grant was June 1, 1998.

In May 1998, Kipling Isle, Ltd., a corporation controlled by Paul J. Hill, a Director, was granted options to purchase 50,000 shares of the Company's Common Stock at a below-market exercise price of $16.00. The effective date of grant was June 1, 1998.

In June 1998, Mr. John Markley became a Director and was named the Company's President and Chief Executive Officer following Mr. Robert McNulty's departure on June 1, 1998. Mr. Markley was granted options to purchase 150,000 shares of the Company's Common Stock at a below-market exercise price of $16.00 and 100,000 shares of Common Stock at an exercise price equal to the closing price of the Company's Common Stock on the effective date of grant ($21.00). The effective date of grant was June 1, 1998.

As a result of the issuance of the below-market stock options, including those described above and those issued during the fiscal year ended January 31, 1998 to employees, directors and consultants, the Company recorded a compensation charge of $2,778,188 during the three months ended July 31, 1998 of which $2,000,000 is a nonrecurring charge relating to the option grants described above and $750,000 is a nonrecurring charge relating to Mr. McNulty's Termination and Buy-Out Agreement more fully described in Note 9 below. Such charge was included in general and administrative expense in the statement of operations during the quarter ended July 31, 1998. Refer to Note 9 for a description of additional similar charges recorded during the quarter ended July 31, 1998.

At the Company's Annual Meeting of Shareholders held July 15, 1998, the shareholders of the Company approved the Stock Option Plan of 1997 (the "Plan"), amended to increase the number of shares available under the Plan to an aggregate of 750,000 shares of Common Stock.

At July 31, 1998, the Company had outstanding options and warrants to purchase an aggregate of 2,641,850 shares of Common Stock.


NOTE 9: COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS

On June 1, 1998, the Company entered into a three-year Consulting Agreement with Cyber Depot (the "Cyber Depot Agreement"). Pursuant to the Cyber Depot Agreement, Cyber Depot will receive $21,500 per month plus reimbursement for out-of-pocket expenses and options to purchase 100,000 shares of the Company's Common Stock at an exercise price equal to the closing market price of the Company's Common Stock on June 1, 1998 ($21.00). Mr. McNulty, a former officer and director of the Company, is the principal shareholder of Cyber Depot.

On August 1, 1998, the Company entered into a one-year Consulting Agreement with Lorica Ltd. (the "Lorica Ltd. Agreement"). Pursuant to the Lorica Ltd. Agreement, Lorica Ltd. will receive $3,500 per month plus reimbursement for out-of-pocket expense for providing general consulting services relating to the merchandising operations and specifically relating to the sourcing of toys and games. Mr. Matthew Hill is the President of Lorica Ltd. and the son of Mr. Paul Hill, a Director of the Company.

EMPLOYMENT AGREEMENTS

On August 1, 1998, the Company entered into an agreement with Mr. Howard Schwartz to serve as Executive Vice President. The term of the agreement is for three years and is automatically renewed for one-year terms unless terminated by either party with written notice given by June 1 of any year beginning June 1, 2001. The agreement provides for a bi-weekly base salary of $5,385 for the first year, $7,692 for the second year and $8,461 for the third year. The agreement also provides that Mr. Schwartz will participate in a formula based bonus program to be approved annually by the Board of Directors and provides the opportunity to receive up to an amount equal to his base compensation for exceeding the Company's annual business plan net profit. In addition, Mr. Schwartz will receive an automobile allowance of $1,000 per month.

LEGAL PROCEEDINGS

As more fully described in Part I of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998, Part II of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1998 and Part II of this Form 10-QSB, the Company is subject to various litigation and SEC investigations.

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

On July 1, 1998, Mr. Garfinkel filed a companion state court complaint in the Orange County Superior Court based on virtually the same operative facts as the federal court claim . The state court action alleges claims for negligent misrepresentation, common law fraud and deceit as well as violation of sections 25400, 25402 and 25500 of the California Corporations Code.

On May 18, 1998, Kate McCarthy, on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998, filed suit in the United States District Court for the Central District of California alleging violation of the federal securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and Cery Perle. The complaint alleges that defendants acted in concert with each other to manipulate the price of the Company's stock by, INTER ALIA, "work[ing] closely with defendant McNulty on a weekly basis whereby defendant McNulty would pass the supposedly confidential information of those who had 'hit' or contacted Shopping's website." The complaint alleges that the defendants also manipulated the market by engaging in conduct similar to that alleged in the Martucci and Moore actions. The complaint also alleges that the Company's prospectus was misleading by the failure to disclose sales to Waldron as discussed above. The plaintiffs seek damages similar to that sought by Martucci and Moore.

The Company denies that it engaged in any of the acts alleged in any of the above complaints and intends to defend against these actions vigorously. Nonetheless, and despite the Company's insurance coverage for such actions, these class action suits may be very harmful to the Company. Diversion of management time and effort from the Company's operations and the implementation of the Company's business plan at this crucial time in the Company's development may adversely and significantly affect the Company and its business. The continued pendency of this litigation may make it difficult for the Company to raise additional capital to continue its development and expansion and to attract and retain talented executives. The inability of the Company to raise additional capital would have material adverse effect on the Company's business, prospects, financial condition and results of operations and may prevent the Company from carrying out its business plan.

Though a formal complaint has not been filed, Lewis, D'Amato, Brisbois & Bisgaard, the Company's former counsel, forwarded on March 10, 1998, a "Notice of Client's Right to Arbitration" in connection with legal services performed on behalf of the Company. The law firm claims legal fees and costs in the amount of $328,818.97 are due. The Company disputes the amount of fees owed and is in the process of exploring whether the matter can be informally resolved. However, the Company has accrued the claimed amount as of January 31, 1998. Though settlement negotiations have occurred, it is more probable than not that the Company will proceed with its election to have the matter submitted to arbitration before the Los Angeles County Bar Association.

By written contracts dated December 12, 1997, the Company retained SoftAware, Inc. to provide facilities and services relative to the maintenance, location and supply of T1 lines to the Company's servers. Subsequent to the execution of the contracts, SoftAware, Inc. experienced a prolonged electrical outage which resulted in the disruption of Internet access and communications. Based upon this and other factors, the Company determined that SoftAware, Inc. was incapable of performing under the agreements and declined to proceed. By letter dated May 22, 1998, SoftAware, Inc.'s counsel made written demand upon the Company for $120,000.00 which purportedly reflected the compensatory damages SoftAware suffered as a direct and proximate result of the Company's refusal to proceed with performance under the contract. The Company rejected this demand and offered to reimburse SoftAware, Inc. for reasonable costs incurred in reliance on the contracts in an amount less than $3,000. SoftAware, Inc. has yet to respond to this offer.

On September 12, 1998 the Company was served with a summons and complaint by MTS, Incorporated filed in Sacramento County Superior Court of California for damages arising out of the Company's as well as two other merchants' sale of the video "Titanic" at below cost thereby purportedly constituting violation of section 17043 and 17044 of California's Business and Professions Code as well as the Unfair Business Practices Act (Bus. & Prof. Code section 17200 ET. SEQ.). The complaint alleges damages in excess of $25,000, that sum trebled should a statutory violation be established, and attorneys' fees and costs. Due to the recent nature of this claim, the Company has not had an opportunity to investigate the allegations of the complaint. Accordingly, a reasonable assessment of the Company's potential exposure cannot be made at this time. The action will, however, require the engagement of defense counsel; and it is estimated that substantial attorney fees may be incurred should litigation proceed to trial.

The Company is involved in two other labor related disputes. Although it is not possible to predict the outcome of these disputes, or any future claims against the Company related hereto, the Company believes that such disputes will not, either individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

As the outcome of these matters is uncertain and damages, if any, are not estimable and the Company believes its insurance coverage is adequate to cover any resulting liability, the Company did not maintain any reserves for such matters at July 31, 1998.

TERMINATION AND BUY-OUT AGREEMENT

On June 1, 1998 Mr. McNulty resigned as President, Chief Executive Officer and Director of Shopping.com. Pursuant to a Termination and Buy-Out Agreement dated as of June 1, 1998 between the Company and Mr. McNulty, Mr. McNulty will receive $500,000, with $100,000 payable on or before July 31, 1998 and the balance due in $50,000 increments on or before each succeeding fiscal quarter end beginning October 31, 1998 until fully paid. Amounts payable under this agreement are payable on demand in one lump-sum payment at the option of Mr. McNulty upon thirty days written notice to the Company in the event a majority of the current members of the Board of Directors are replaced by new members. In addition, Mr. McNulty received options to purchase 150,000 shares of the Company's Common Stock at a below-market exercise price of $16.00 per share. The issuance of the below-market stock options pursuant to Mr. McNulty's Termination and Buy-out Agreement resulted in a nonrecurring charge of $750,000 included in general and administrative expense in the Statement of Operations during the quarter ended July 31, 1998. During the three month period ended July 31, 1998, $100,000 was paid pursuant to Mr. McNulty's Termination and Buy-out Agreement.


NOTE 10: SUBSEQUENT ISSUANCES OF SECURITIES

In August 1998, the Company issued 66,667 shares of Common Stock for $1,000,000 of radio advertising based on the then fair market value of the Common Stock. The advertisements will be aired primarily during the three months ending October 31, 1998 and accordingly, approximately $1,000,000 will be expensed during the quarter ending October 31, 1998. Up to 133,333 additional shares of Common Stock may be issuable under the radio advertising agreement on August 12, 1999 if on such date the average closing price of the Company's Common Stock for the previous ten days is less than $15.00 per share.

On August 25, 1998 the Company issued a $500,000 Convertible Promissory Note which has a due date of six months from the date of issuance. The Convertible Promissory Note carries an interest rate of 8% per annum. The Convertible Promissory Note may be converted for the principal and accrued interest into Common Stock at $10.00 per share. In connection with the issuance of the Convertible Promissory Note, the Company issued 50,000 warrants to purchase shares of Common Stock at an exercise price of $10.00 per share. The warrants expire on August 20, 2001. The Company also issued warrants to purchase 10,000 shares of Common Stock to Waldron & Co., Inc. ("Waldron") for acting as the placement agent. The warrants issued to Waldron were issued under the same terms and conditions as the warrants issued with the Convertible Promissory Note.

On September 15, 1998, the Company issued a Promissory Note in the amount of $500,000 which is due at the earlier of the Company receiving $500,000 in additional financing from another source or October 14, 1998. One of the Company's Directors is also a member of the board of directors of the corporation to which the Company issued the Promissory Note. The Promissory Note carries an interest rate of 10% per annum and is secured by a Non-Recourse Guaranty and Pledge Agreement by Robert J. McNulty, a consultant of the Company. In connection with the issuance of the $500,000 Promissory Note, the Company also issued 30,000 warrants to purchase shares of Common Stock at an exercise price of $2.25 per share. The warrants expire on September 15, 2003.

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

OVERVIEW

Shopping.com (the "Company") began operations in February, 1996, was incorporated on November 22, 1996 and commenced selling on the Internet on July 11, 1997. The Company is an innovative Internet-based electronic retailer ("E-retailer") specializing in retail marketing a broad range of products and services at wholesale prices to both consumer and trade customers. Utilizing proprietary technology, the Company has designed a fully-scalable systems architecture for the Internet shopping marketplace.

The Company's management team combines the experiences of:

    o Executives with extensive background in both retail and warehouse/discount store formats.

    o Executives who have experience in computer and information systems design and development.

    o Directors with entrepreneurial skills who currently oversee and manage their own existing companies.

The Company has a limited history of operations, thus making an evaluation of the Company and its prospects difficult to calculate. The Company anticipates that sales from the Company's Web site will continue to constitute substantially all of the Company's sales. Over the next twelve months, the Company intends to increase its revenues by pursuing an aggressive advertising and marketing campaign aimed at attracting customers to shop on its Web Site and to co-brand with other commercial partners which will help increase the Company's brand name recognition as well as increase traffic on the Company's Web Site.

The Company must seek additional financing in order to sustain operations or achieve planned expansion. There can be no assurance that such additional funds will be available or that, if available, such additional funds will be on terms acceptable to the Company.

The Company anticipates that its operations will incur significant operating losses for the foreseeable future. The Company believes that its success will depend upon its ability to increase sales on its Web site significantly over the next twelve months, which cannot be assured. The Company's ability to generate sales is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks; and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Additionally, the Company's relatively brief operating history makes predictions of future operating results difficult to ascertain. Accordingly, there can be no assurance that the Company will be able to generate sufficient sales to, or that the Company will otherwise be able to, achieve or maintain profitability. Since inception, the Company has incurred significant losses and, as of July 31, 1998, had an accumulated deficit of approximately $18.5 million. The Company substantially increased its operating expenses over the past quarter in order to, among other things, expand and improve its Internet operations and user support capabilities, and develop new Internet content and applications. In addition, the Company incurred, primarily on June 1, 1998, a non-cash and substantially nonrecurring charge of approximately $2.8 million related to the issuance of below-market stock options. The Company expects to continue to incur significant operating expenses on a quarterly and annual basis for the foreseeable future. To the extent such increases in operating expenses are not offset by revenues, the Company will continue to incur significant losses.

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

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the three months ended July 31, 1998. While the Company is providing some comparisons of its results of operations with the prior year, such comparisons may have a limited utility as the Company only commenced selling products over the Internet on July 11, 1997.

Net Sales

---------------------------------------------------------------------------------------------
                    Quarter                                        Six Months
                     Ended                                            Ended
  July 31, 1998   July 31, 1997     % Change       July 31, 1998   July 13, 1997     % Change
---------------------------------------------------------------------------------------------
  1,034,372         55,541           1,762         1,951,617         55,541           3414
---------------------------------------------------------------------------------------------


Although the Company commenced operations in February 1996, it did not begin selling products and services on its Web site until July 11, 1997 prior to which time it was still in the process of evaluating the technical features of its Web site. For the six months ended July 31, 1998, the Company generated net sales of $1,951,617. Net sales are composed of the selling price of merchandise sold by the Company, net of returns, and includes freight charged to the Company's customers. Growth in net sales reflects a significant increase over the prior year primarily due to the growth of the Company's customer base, as well as reflecting a full three months of sales whereas in 1997 the Company only began selling on the Internet July 11, 1997. The sole source of funds for the Company from the date of inception through July 31, 1998, other than the sale of equity and debt securities, has been from sales of products. For the three months ended July 31, 1998, sales of $36,475, or approximately 4%, were sales to Waldron & Co., Inc. ("Waldron"), the Company's former underwriter and market maker. Such sales consisted primarily of computer equipment and office supplies and some of these transactions allowed the Company to generate higher gross margins. In addition, the Company had sales of $6,320 to Aubry Hansen, Inc., a corporation in which one of the principals is a shareholder of the Company. In addition, the Company had sales of $3,266 for the three months ended July 31, 1998 to Mark Asdourian, the Company's general counsel and a shareholder of the Company. The sales to Mark Asdourian and Aubry Hansen, Inc. each approximated less than 1% of net sales of the Company for three months ended July 31, 1998. The Company believes that it is not dependent upon Waldron or any other customer, related or otherwise, and that the loss of Waldron as a customer would not have a material adverse impact on the Company. The Company expects the sales to Waldron to continue to decline as a percentage of total sales. The Company's business model is based on a low profit margin coupled with a large volume of sales to a broad customer base. The Company records sales at the time products are shipped to customers, which includes the retail sales price of the product and any shipping and handling charges billed to its customers.

Cost of Sales

---------------------------------------------------------------------------------------------
                    Quarter                                        Six Months
                     Ended                                            Ended
  July 31, 1998   July 31, 1997     % Change       July 31, 1998   July 13, 1997     % Change
---------------------------------------------------------------------------------------------
  $ 1,057,726       $ 50,509         1994          $ 1,922,023       $ 50,509         3705
---------------------------------------------------------------------------------------------

Cost of sales include the actual cost the Company pays its vendors for the products and the actual shipping and handling charges incurred by the Company to ship products to its customers. The cost of sales for the three months ending July 31, 1998 was $1,057,726 or approximately 102.3% of net sales. The Company's gross profit deficit was approximately a negative 2.3% for the three months ended July 31, 1998. The Company experienced a negative gross margin due, in part, from the unavailability of certain products. These products were obtained through other channels of distribution and from alternate suppliers at higher prices. In addition, the Company encountered additional price competition from other E-commerce retailers in several product categories. Finally, the decline in the Company's gross margin was due primarily to an overall increase in the percentage of sales for those products and categories which had highly promotional pricing. The failure to generate sales with sufficient margins to cover its operating expenses will result in losses and could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Advertising and Marketing Expenses

---------------------------------------------------------------------------------------------
                    Quarter                                        Six Months
                     Ended                                            Ended
  July 31, 1998   July 31, 1997     % Change       July 31, 1998   July 13, 1997     % Change
---------------------------------------------------------------------------------------------
  $ 613,318         $ 11,603         5186          $ 2,451,307       $ 11,603         21026
---------------------------------------------------------------------------------------------

Advertising and marketing expenses consist primarily of media costs related to advertising, promotion and marketing literature. Advertising and marketing expenses incurred by the Company for the three months ending July 31, 1998 were $613,318 or approximately 59.3% of net sales. The Company intends to significantly increase its advertising and marketing expenses in future periods, including the issuance of Common Stock in exchange for $1,000,000 of advertising to run during the third quarter ending October 31, 1998. While the Company is hopeful that its net sales will also increase in future periods so that its advertising and marketing expense will represent a decreasing percentage of net sales, the Company is not able to predict whether its sales will increase by a sufficient amount for this to occur. No assurance can be given that the Company will achieve increased net sales or that marketing expense will decrease as a percentage of sales.

Product Development Expenses


---------------------------------------------------------------------------------------------
                    Quarter                                        Six Months
                     Ended                                            Ended
  July 31, 1998   July 31, 1997     % Change       July 31, 1998   July 13, 1997     % Change
---------------------------------------------------------------------------------------------
  $ 1,436,518       $ 231,434        521           $ 2,071,112       $ 264,742        682
---------------------------------------------------------------------------------------------

Product development expenses consist primarily of costs incurred by the Company to develop and enhance its Web site. Product development expenses include compensation and related expenses, depreciation and amortization of computer hardware and software, and the cost of acquiring, designing, developing and editing Web site content. Product development expenses incurred by the Company for the three months ended July 31, 1998 were approximately $1,436,518 or approximately 138.9% of net sales. The significant increase of product development expenses from prior periods was primarily related to the utilization of additional temporary personnel to enhance features, content and functionality of the Company's Web site, transaction processing systems and proprietary customer service software. The Company believes that significant investments in enhancing its Web site will be necessary to become and remain competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

General and Administrative Expenses


---------------------------------------------------------------------------------------------
                    Quarter                                        Six Months
                     Ended                                            Ended
  July 31, 1998   July 31, 1997     % Change       July 31, 1998   July 13, 1997     % Change
---------------------------------------------------------------------------------------------
  $ 5,441,503       $ 480,763        1032          $ 7,762,421       $  793,863        878
---------------------------------------------------------------------------------------------

General and administrative expenses consist primarily of compensation, rent expense, fees for professional services and other general corporate expenses. General and administrative expenses incurred by the Company for the three months ended July 31, 1998 were $5,441,503, or approximately 526.1% of net sales. Such expenses included a nonrecurring, non-cash compensation charge to earnings of $2,750,000 related to the issuance of below-market stock options primarily on June 1, 1998. In addition, the Company recorded $660,000 of nonrecurring expenses related to the termination and buy-out agreements of the Company's former Chief Executive Officer and other management, of which $560,000 remains payable as of July 31, 1998. The approximately ten-fold increase in such expenses from the prior periods resulted primarily from the Company commencing actual sales. General and administrative expenses should significantly increase in future periods if the Company is successful in raising additional capital and able to, among other things, increase hiring and expansion of facilities. In addition, the Company experienced an increase in expenses related to legal and other professional fees incurred by the Company from prior periods.

Interest Income and Expense

                            Quarter Ended                           Six Months Ended
                     July 31, 1998  July 31, 1997   % Change   July 31, 1998  July 31, 1997   % Change
                     -------------  -------------   --------   -------------  -------------   --------
Interest Expense       $ 455,182       $ 5,537        8121       $ 456,634       $ 6,538        6884

Interest Income        $ 11,568          -0-          N/A        $ 47,986          -0-           N/A

Interest income on cash and cash equivalents was $11,568 or approximately 1.1% of net sales. Interest income earned was due to the Company having certain interest-bearing cash and cash equivalents accounts and decreased from the previous quarter due to lower cash and cash equivalent balances.

Interest expense for the three months ended July 31, 1998 was $455,182 or approximately 44.0% of net sales and is primarily attributable to accrued interest on Promissory Notes and 8% Convertible Debentures and the issuance of below market stock warrants.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity were cash and cash equivalents derived from public and private sales of the Company's equity and debt securities. The sole source of funds for the Company from the date of inception through July 31, 1998, other than the sale of equity and debt securities, has been from sales of product.

Capital expenditures from February 1, 1998 through July 31, 1998 were $635,753. The Company has current and long-term capital lease obligations for certain office equipment, the aggregate amount of which, as of July 31, 1998, was $421,102. The Company anticipates a substantial increase in its capital expenditures in 1998 consistent with its anticipated growth; provided that the Company is able to raise sufficient capital to fund that growth.

The Company experienced a net loss of $12,753,807 and generated net sales of $1,951,617 for the six month period ended July 31, 1998. THE COMPANY'S ABILITY TO SURVIVE AND GROW FOR THE IMMEDIATE FUTURE WILL DEPEND ON THE COMPANY'S ABILITY TO PROMPTLY RAISE ADDITIONAL CAPITAL FROM PUBLIC OR PRIVATE EQUITY OR DEBT SOURCES. IN ADDITION, THE COMPANY BELIEVES THAT IT WILL NEED TO RAISE ADDITIONAL FUNDS IN ORDER TO AVAIL ITSELF OF ANY UNANTICIPATED OPPORTUNITIES (SUCH AS MORE RAPID EXPANSION, ACQUISITIONS OF COMPLEMENTARY BUSINESSES OR THE DEVELOPMENT OF NEW PRODUCTS OR SERVICES), TO REACT TO UNFORESEEN DIFFICULTIES (SUCH AS THE LOSS OF KEY PERSONNEL OR THE REJECTION BY INTERNET USERS OF THE COMPANY'S WEB SITE CONTENT) OR TO OTHERWISE RESPOND TO UNANTICIPATED COMPETITIVE PRESSURES. THE COMPANY HAS USED RATHER THAN PROVIDED CASH FROM ITS OPERATIONS. THESE FACTORS RAISE A SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. IN VIEW OF THE MATTERS DESCRIBED ABOVE, RECOVERABILITY OF A MAJOR PORTION OF THE COMPANY'S RECORDED ASSET AMOUNTS IS DEPENDENT UPON THE COMPANY'S ABILITY TO RAISE SUFFICIENT CAPITAL TO FUND ITS WORKING CAPITAL REQUIREMENTS UNTIL THE COMPANY CAN GENERATE SUFFICIENT SALES VOLUME TO COVER ITS OPERATING EXPENSES.

As of July 31, 1998, the Company had cash and cash equivalents of $1,035,699. In addition, the Company filed an initial registration statement on Form S-1 (the "Registration Statement") with the Securities and Exchange Commission covering shares of Common Stock issuable upon conversion of the 8% Convertible Debentures (the "Debentures") in the aggregate amount of $10,000,000 of which $2,500,000 have been issued to date. The buyers of the Debentures which have been issued (the "Buyers") are contractually obligated to purchase an additional principal amount of Debentures equal to $2,500,000 after the date that the Registration Statement is declared effective (the "Effective Date"). On September 14, 1998, the Company gave notice to the Buyers that the Company commits to issuing $2,500,000 of additional Debentures five business days following the Effective Date, unless a different date is agreed upon by the Company and the Buyers. Management of the Company believes that its current cash on hand plus the existing working capital, plus commitments for the balance of the 8% Convertible Debentures in the amount of $7,500,000 will be sufficient to sustain current operations for the current fiscal quarter ending October 31, 1998. The $7,500,000 has been committed in the amounts of $2,500,000 by the original buyers and the Company has recently received a term sheet for the remaining $5,000,000. Of the $5,000,000, $1,500,000 is to be available and funded in the form of a bridge loan which the Company anticipates will take place within the next seven days. The $1,500,000 bridge loan is to be repaid out of the $5,000,000 proceeds from the issuance of the additional Convertible Debentures which are anticipated to be funded within five days following the effective date of the Registration Statement. However, if the Effective Date of the Registration Statement is delayed for any reason or if the Buyers fail to purchase the additional Debentures, the Company will require additional financing immediately in order to continue operations. In addition, the Company may need to obtain additional financing to sustain operations for the balance of the fiscal year ending January 31, 1999. Accordingly, the Company is currently negotiating with several investors about raising additional capital through private placement offerings. However, there can be no assurance that such capital resources will be available to the Company or that if available, such funds will be on terms acceptable to the Company. In addition, the investigation by the SEC, the interruption of the trading of the Company's stock on the over-the-counter electronic bulletin board, the pendency of lawsuits and the attendant adverse publicity, and the recent decline in the market price of the Company's common stock may not only reduce significantly the liquidity of the Company's stock but also make it difficult for the Company to raise additional capital to sustain its operations and achieve its planned expansion. See "Factors That May Affect Future Performance - SEC Investigation, Interruption Of Trading and Shareholder Litigation."

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's then existing shareholders will be reduced. Moreover, shareholders may experience additional and significant dilution, and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. These factors raise a substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the Company's recorded asset amounts is dependent upon the Company's ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses.

EMPLOYEES

As of September 15, 1998, the Company employed 87 full time and 6 part time employees. This is an increase from January 31, 1998 when the number of employees was 67 full time and 9 part time employees. The Company believes that its future success will depend in part on its ability to attract, hire and maintain qualified personnel. However, the Company believes there will not be a significant increase in employees over the next twelve months. Competition for such personnel in the on-line industry is intense. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company believes its relationship with its employees to be good.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, the factors discussed below.

The Need for Additional Capital

        The Company must seek additional financing in order to sustain operations or achieve planned expansion. The Company anticipates that it needs to raise at least $26 million during the next twelve months in the form of debt and/or equity investments in the Company's securities. There can be no assurance that such additional funds will be available or that if available, such additional funds will be on terms acceptable to the Company.

Limited Operating History; Accumulated Deficit; Anticipated Losses; Ability to Continue as a Going Concern

        The Company commenced operations in February, 1996, was incorporated on November 22, 1996 and began selling products on its Web site on July 11, 1997. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly expanding markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

        Since inception, the Company has incurred significant losses, and as of July 31, 1998 had an accumulated deficit of approximately $18.5 million. The Company believes that its success will depend in large part on its ability to
(i) obtain wide-spread name recognition, (ii) provide its customers with an outstanding value and a superior shopping experience, (iii) achieve sufficient sales volume to realize economies of scale, and (iv) successfully coordinate the fulfillment of customer orders without the need to maintain expensive real estate warehousing facilities and personnel. Accordingly, the Company intends to invest heavily in marketing and promotion, site development and technology and operating infrastructure development. The Company also intends to offer attractive pricing programs, which will result in low gross margins. Because the Company has relatively low gross margins, achieving profitability depends upon the Company's ability to generate and sustain substantially increased sales levels. As a result, the Company believes that it will incur substantial operating losses for the foreseeable future, and that rate at which such losses will be incurred may increase significantly from current levels based primarily on marketing expenditures and the timing of those expenditures.

        The Company incurred a net loss of $5,552,029 and had negative cash flows from operations during the year ended January 31, 1998 and had a shareholders deficit of $6,530,236 as of January 31, 1998. For the quarter ended July 31, 1998 the Company had net losses totaling $8,048,220, negative cash flows from operations of $6,899,394 and an accumulated deficit of $18,477,533. Management raised capital during 1997 through private placement offerings of equity and debt securities and completed an initial public offering in the latter part on 1997, which provided funding for operations, marketing and development activities. Management has subsequently raised additional capital during 1998 through offerings of equity and debt securities in private placements providing thereby funding to continue present operations, marketing and development activities.

        The Company has used a portion of the net proceeds of its initial public offering to fund its operating losses. As of July 31, 1998, the Company had used all of the proceeds from the Company's initial public offering. Although the Company has obtained additional financing subsequent to its initial public offering, the proceeds of such financings, together with cash generated by operations, will, in the Company's view, be insufficient to fund the Company's anticipated operating losses until its sales increase to a sufficient level to cover operating expenses. Accordingly, in order to continue to sustain operations and implement its business plan, the Company must raise additional funds. There can be no assurance that such financing will be available, if at all, in amounts or on terms acceptable to the Company. In addition, the investigation by the SEC, the pendency of several class action suits against the Company, and the attendant adverse publicity, and the recent decline in the market price of the Company's common stock may also make it difficult for the Company to raise additional capital to continue its development. See "Factors That May Affect Future Performance - SEC Investigation, Interruption Of Trading and Shareholder Litigation."

Unpredictability of Future Revenues; Potential Fluctuations in Quarterly Operating Results; Seasonality

        As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues. Sales and operating results generally depend on the volume of, timing of, and ability to fulfill orders received, which are difficult to forecast. The Company will be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall until revenues grow substantially. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures could have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

        The Company uses a combination of industry supplied software and internally developed software and systems for its Web site, search engine, and substantially all aspects of transaction processing, including order management, cash and credit card processing, shipping and accounting and financial systems. Any substantial disruptions or delays in any of its systems would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

Management of Potential Growth; New Management Team; Limited Senior Management Resources

        The Company has rapidly and significantly expanded its operations, and anticipates that further significant expansion will be required to address potential growth in its customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operations and financial resources. From October 31, 1997 to July 31, 1998, the Company expanded from 50 to approximately 87 full-time employees. The majority of the Company's senior management, including its President and CEO, John H. Markley, joined the Company within the last several months, and some officers have no prior senior management experience at public companies. The Company's new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated into the Company's operations. To manage the increase in personnel and expected growth of its operations, the Company will be required to improve existing, and implement new, transaction-processing, operational and financial systems, procedures and controls, and to train and manage its already expanded employee base. Although the Company believes that there will not be a significant increase in the number of employees over the next twelve months, the Company may be required to increase its finance, administrative and operations staff. Further, the Company's management will be required to maintain and expand its relationships with various manufacturers, distributors, freight companies, other Web sites, other Internet Service Providers and other third parties necessary to the Company's operations. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company's management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results and operations would be materially adversely affected.

Dependence of Continued Growth of Online Commerce

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

        All of the information systems that have been designed and integrated into the Company's infrastructure were built to be Year 2000 compliant. The company believes that at the present time, substantially all of its information systems are year 2000 compliant and that additional costs to bring the systems to full compliance will not be significant. The Company is in the process of implementing a general ledger and financial accounting software package which has received Year 2000 certification.

        The Company recognizes that it could be exposed to some risk arising from vendors or suppliers who may not be Year 2000 compliant. In these instances, the Company may have to implement system modifications to handle these issues when data is exchanged. The Company believes that the additional costs to implement such system modifications will not be significant. The Company currently does business with over four hundred vendors and suppliers. The Company believes that due to its ongoing practice of multiple product sourcing, no one vendor or supplier would have a material effect on the Company's business, results of operations, or financial condition if they do not timely become Year 2000 compliant.

SEC Investigation, Interruption of Trading and Shareholder Litigation.

        In March of 1998, the Company became aware that the Securities and Exchange Commission (the "SEC") had initiated a private investigation to determine whether the Company, Waldron & Co., Inc. ("Waldron"), the principal market maker in the Company's stock, or any of their officers, directors, employees, affiliates or others had engaged in activities in connection with transactions in the Company's stock in violation of the federal securities laws. The SEC suspended trading in the Company's stock from 9:30 a.m. EST, March 24, 1998 through 11:59 p.m. EDT on April 6, 1998 pursuant to Section 12(k) of the

Securities Exchange Act of 1934. On April 30, 1998, the National Association of Securities Dealers ("NASD") permitted the Company's Common Stock to resume trading on the electronic bulletin boards beginning on April 30, 1998. Because the SEC has not alleged any violations, it is difficult to predict the outcome of their investigation. The Company continues, however, to fully cooperate with the SEC inquiry. The Company is also a party to various lawsuits initiated by shareholders including those more fully described herein under "Legal Proceedings." Nevertheless, the investigation by the SEC, the interruption of the trading of the Company's stock on the electronic bulletin boards, the pendency of lawsuits and the attendant adverse publicity may not only reduce significantly the liquidity of that stock but also make it difficult for the Company to raise additional capital to continue its development and expansion. The inability of the Company to raise additional capital would have material adverse effect on the Company's business, prospects, financial condition and results of operations and may prevent the Company from carrying out its business plan. The Company is devoting management time and effort in its cooperation with the SEC investigation and its vigorous defense of the lawsuits to which it is a party. Diversion of management time and effort from the Company's operations and the implementation of the Company's business plan may adversely and significantly affect the Company and its business. The continued pendency of litigation may make it difficult for the Company to raise additional capital to continue its development and expansion and to attract and retain talented executives.

Debentures, Warrants and Options; Potential Dilution and Adverse Impact on Additional Financing.

        As of July 31, 1998, the Company had outstanding options and warrants to purchase an aggregate of 2,641,850 shares of Common Stock. The Company is also obligated to issue a currently indeterminate number of shares of Common Stock upon conversion of the Debentures. The exact number of shares of Common Stock issuable pursuant to such conversion cannot be estimated with certainty because, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock at the time of such conversion. The Debentures are also subject to various adjustments to prevent dilution resulting from stock splits, stock dividends or similar transactions. Further, the Company may, at its election, choose to issue additional shares of Common Stock in lieu of cash payments of accrued interest due to the holders of the Debentures. If all of the Debentures had been converted and warrants issued pursuant thereto had been converted on July 31, 1998, the Company would have been obligated to issue 543,750 shares of Common Stock in respect thereto exclusive of shares issuable upon exercise of warrants by the Placement Agent, its affiliates and one unaffiliated individual.

        Each holder of the Debentures has agreed contractually not to convert the Debentures to the extent that such conversion would result in such holder beneficially owning more than 9.99% of the then outstanding Common Stock unless at such time the Company shall be in default under any provision of the Debentures or under the Securities Purchase Agreement, dated June 26, 1998, between the Company and the Investor, or any of the agreements contemplated therein.

        To the extent that such options and warrants are exercised, shares of Common Stock are issued in lieu of payment of accrued interest or the Debentures converted (and the warrants issuable upon such conversion are exercised), substantial dilution of the interests of the Company's shareholders is likely to result and the market price of the Common Stock may be materially adversely affected. Such dilution will be greater if the future market price of the Common Stock decreases. For the life of the warrants, options and Debentures, the holders will have the opportunity to profit from a rise in the price of the Common Stock. The existence of the warrants, options and Debentures is likely to affect materially and adversely the terms on which the Company can obtain additional financing and the holders of the warrants, options and Debentures can be expected to exercise them at a time when the Company would otherwise, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to the Company than those provided by the warrants, options and Debentures.

Dependence on Key Personnel; Need for Additional Personnel

        The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly John H. Markley, its President and Chief Executive Officer, Mark S. Winkler, its Chief Information and Technology Officer, Douglas
A. Hay, an Executive Vice President, and Howard S. Schwartz, an Executive Vice President. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company has entered into written employment agreements with Mr. Markley for three years terminating on May 31, 2001, and with Mr. Winkler for one year ending May 20, 1998 which subsequently renewed for one year pursuant to an automatic renewal provision therein. Under his employment agreement, Mr. Winkler may only be terminated for "cause." Additionally, a $1,000,000 "key man" life insurance policy on the life of Mr. Markley is being issued to the Company. The Company entered into a two-year employment agreement with Douglas Hay, its Executive Vice President, as of June 1, 1998. The agreement automatically renews for one year terms unless terminated by either party. The Company entered into a three-year employment agreement with Howard Schwartz, its Executive Vice president, as of August 1, 1998. The agreement automatically renews for one year terms unless terminated by either party. The Company's future success depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate and retain sufficiently qualified personnel. In particular, the Company may encounter difficulties in attracting and retaining a sufficient number of software developers for its Web site and transaction-processing systems, and there can be no assurance that the Company will be able to retain and attract such developers. The investigation by the SEC, the pending class action litigation, and the attendant adverse publicity may also make it difficult for the Company to attract such developers and other qualified personnel to the Company. See "Legal Proceedings." The failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

Competition

        The online commerce industry, particularly on the Internet, is new, rapidly evolving and intensely competitive. The Company expects such competition to intensify in the future. Barriers to entry are minimal, allowing current and new competitors to launch new Web sites at a relatively low cost. The Company currently or potentially competes with a variety of other companies. These competitors include: (i) various online vendors of other consumer and trade products and services such as CUC International, Amazon.com, ONSALE, Peapod, Netgrocer, iMALL, Internet Shopping Network, Micro Warehouse, CDNow, QVC and Home Shopping Network; (ii) a number of indirect competitors that specialize in online commerce or receive a substantial portion of their revenues from online commerce, including America Online, Microsoft Network, Prodigy, and Compuserve;
(iii) mail order catalog operators such as Spiegel, Lands End, and Sharper Image; (iv) retail and warehouse/discount store operators such as Wal-Mart, Home Depot, Target and Price/Costco; and (v) other international retail or catalog companies which may enter the online commerce industry. Both Wal-Mart and Home Depot have announced their intention to devote substantial resources to online commerce at discount prices, which, if successful, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. However, the Company believes that retail and discount/warehouse operators will be somewhat restricted in their ability to lower prices by the need to protect their own pricing strategy to avoid cannibalizing their own store margins.

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

Reliance on Certain Suppliers and Shippers

        Unlike retail and warehouse/discount store operators and certain online commerce providers, the Company, as an E-retailer, has no warehouse employees or facilities, and relies on primarily on rapid fulfillment from its vendors. As of July 31, 1998, the Company had approximately $46,000 of inventory consisting primarily of housewares and kitchen products which is being held at the vendor's distribution facility. While the Company's philosophy, in general, is not to maintain inventory, it has deemed it advisable, in certain instances, to purchase limited quantities of merchandise to take advantage of opportunistic purchasing terms or which are in short supply or difficult to obtain. The Company has no long term contracts or arrangements with any of its vendors or shippers that guarantee the availability of merchandise, the continuation of particular payment terms, the extension of credit limits or shipping schedules. There can be no assurance that the Company's current vendors will continue to sell merchandise to, or that shippers will be able to provide delivery service for, the Company on current terms or that the Company will be able to establish new, or extend current, vendor and shipper relationships to ensure acquisition and delivery of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors and shippers that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, or in the event of labor disputes or natural catastrophes, its business, prospects, financial condition and results of operations would be materially adversely affected.

Availability of Merchandise; Vendor Credit for the Company

        Although the Company's merchandising division maintains relationships with vendors which it believes will offer competitive sources of supply, and believes that other sources are available for most of the merchandise it will sell or may sell in the future, there can be no assurance that the Company will be able to obtain the quantity of brand or quality of items that management believes are optimum. The unavailability of certain product lines could adversely impact the Company's operating results. Given its lack of operating history and the uncertainty of the Company's ability to continue as a going concern, certain vendors of products sold by the Company may not be prepared to advance normal levels of credit to the Company. An unwillingness to extend credit may increase the amounts of capital required to finance the Company's operations and reduce returns, if any, on invested capital. The interruption of the trading of the Company's stock on the over-the-counter bulletin board during March and April, 1998 made vendors reluctant to extend credit to the Company. In addition, the investigation by the SEC and the continuation of the attendant adverse publicity may continue to make vendors reluctant to extend credit to the Company.

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

Risks Associates with Domain Names

        The Company currently holds various Web domain names relating to its brand, including the "Shopping.com" domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the exclusive registrar for the ".com", ".net", and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will be able to acquire or maintain relevant domain names in all countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights. Any such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

Possible Volatility of Stock Price

        The trading price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats or new products or services by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and online commerce industries, changes in the market valuations of other Internet, online service or retail companies, announcements by the Company of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of Common Stock and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company's operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Shares Eligible for Future Sale

        The Company has filed a registration statement on Form S-1 with the SEC. Sales of substantial amounts of the Company's Common Stock in the public market after the registration statement is declared effective could adversely affect prevailing market prices for the Common Stock and, as a consequence, the ability of the Company to raise the additional financing needed by the Company or the ability to raise such additional financing on terms acceptable to the Company. See "The Need for additional Capital."

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

        On July 1, 1998, Mr. Garfinkel filed a companion state court complaint in the Orange County Superior Court based on virtually the same operative facts as the federal court claim. The state court action alleges claims for negligent misrepresentation, common law fraud and deceit as well as violation of sections 25400, 25402 and 25500 of the California Corporations Code.

        On May 18, 1998, Kate McCarthy, on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998, filed suit in the United States District Court for the Central District of California alleging violation of the federal securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and Cery Perle. The complaint alleges that defendants acted in concert with each other to manipulate the price of the Company's stock by, INTER ALIA, "work[ing] closely with defendant McNulty on a weekly basis whereby defendant McNulty would pass the supposedly confidential information of those who had 'hit' or contacted Shopping's website." The complaint alleges that the defendants also manipulated the market by engaging in conduct similar to that alleged in the Martucci and Moore actions. The complaint also alleges that the Company's prospectus was misleading by the failure to disclose sales to Waldron as discussed above. The plaintiffs seek damages similar to that sought by Martucci and Moore.

        The Company denies that it engaged in any of the acts alleged in any of the above complaints and intends to defend against these actions vigorously. Nonetheless, and despite the Company's insurance coverage for such actions, these class action suits may be very harmful to the Company. Diversion of management time and effort from the Company's operations and the implementation of the Company's business plan at this crucial time in the Company's development may adversely and significantly affect the Company and its business. The continued pendency of this litigation may make it difficult for the Company to raise additional capital to continue its development and expansion and to attract and retain talented executives. The inability of the Company to raise additional capital would have material adverse effect on the Company's business, prospects, financial condition and results of operations and may prevent the Company from carrying out its business plan.

        Though a formal complaint has not been filed, Lewis, D'Amato, Brisbois & Bisgaard, the Company's former counsel, forwarded on March 10, 1998, a "Notice of Client's Right to Arbitration" in connection with legal services performed on behalf of the Company. The law firm claims legal fees and costs in the amount of $328,818.97 are due. The Company disputes the amount of fees owed and is in the process of exploring whether the matter can be informally resolved. However, the Company has accrued the claimed amount as of January 31, 1998. Though settlement negotiations have occurred, it is more probable than not that the Company will proceed with its election to have the matter submitted to arbitration before the Los Angeles County Bar Association.

        By written contracts dated December 12, 1997, the Company retained SoftAware, Inc. to provide facilities and services relative to the maintenance, location and supply of T1 lines to the Company's servers. Subsequent to the execution of the contracts, SoftAware, Inc. experienced a prolonged electrical outage which resulted in the disruption of Internet access and communications. Based upon this and other factors, the Company determined that SoftAware, Inc. was incapable of performing under the agreements and declined to proceed. By letter dated May 22, 1998, SoftAware, Inc.'s counsel made written demand upon the Company for $120,000.00 which purportedly reflected the compensatory damages SoftAware suffered as a direct and proximate result of the Company's refusal to proceed with performance under the contract. The Company rejected this demand and offered to reimburse SoftAware, Inc. for reasonable costs incurred in reliance on the contracts in an amount less than $3,000. SoftAware, Inc. has yet to respond to this offer.

        On September 12, 1998 the Company was served with a summons and complaint by MTS, Incorporated filed in Sacramento County Superior Court of California for damages arising out of the Company's as well as two other merchants' sale of the video "Titanic" at below cost thereby purportedly constituting violation of section 17043 and 17044 of California's Business and Professions Code as well as the Unfair Business Practices Act (Bus. & Prof. Code section 17200 ET. SEQ.). The complaint alleges damages in excess of $25,000.00, that sum trebled should a statutory violation be established, and attorneys' fees and costs. The Company has not had an opportunity to investigate the allegations of the complaint. Accordingly, a reasonable assessment of the Company's potential exposure cannot be made at this time. The action will, however, require the engagement of defense counsel and it is estimated that substantial attorney fees may be incurred should litigation proceed to trial.

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


Item 2. Changes in Securities and Use of Proceeds

          The following are all securities sold by Registrant within the past three (3) years without registering the securities under the Securities Act1/:

          DATE                        TITLE                 AMOUNT

 (1) (a) March 1997-June 1997      Common Stock          1,282,500 Shares

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

     (e) Not Applicable.




--------
1/ All share amounts and related information reflect a one-for-two reverse stock split effective upon the effective date of the Company's initial offering. The warrants to purchase 122,000 shares of the Company's Common Stock issued to Waldron & Co., Inc. as the Underwriters' Representative are not included because such warrants were registered in connection with the Company's initial public offering. As of July 31, 1998, the Company had issued 1,188,000 options, largely to employees, officers and directors. On September 15, 1998, the Company issued a Promissory Note in the principal amount of $500,000 and warrants to purchase common stock exercisable at $2.25 per share. See "Other Information."


          DATE                        TITLE                 AMOUNT

 (2)(a) March 1997-April 1997   Series A Preferred Stock   750,000 Shares
                                    Warrants for           375,000 Warrants
                                    Common Stock

     (b) There were no underwriters used in connection with this offering. The securities were offered and sold only to two accredited investors, Cyber Depot, Inc., a corporation controlled by Robert J. McNulty, then President and CEO of the issuer, and idealab! a corporation controlled by Bill Gross, a former Director of Registrant. One Warrant was issued for each two shares.

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


          DATE                        TITLE                 AMOUNT

  (7)(a) February 1998             Common Stock           47,059 Shares

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

          DATE                        TITLE                 AMOUNT

  (8)(a) April 1998                 Warrants for             2,936
                                    Common Stock

     (b) There were no underwriters in connection with this offering. The warrants were issued to companies providing equipment leasing facilities to the Company.

     (c) The consideration was the provision of computer equipment leasing.

     (d) The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Act.

     (e) 1,079 shares are exercisable at $22.25 until February 2, 2000. 1,857 shares are exercisable at $14.75 until December 18, 1999.


          DATE                        TITLE                 AMOUNT

  (9)(a) May 1998         Warrants for Common Stock        142,500 Shares
                             Promissory Notes               $1,225,000

     (b) Waldron & Co., Inc. acted as placement agent in connection with this private placement and was paid 7% of the total amount raised plus an expense allowance of 3%. In addition, Waldron was issues warrants to purchase 20,000 shares of Common Stock exercisable at $14.00 per share

     (c) The shares were offered pursuant to Subscription Agreements, Promissory Notes and Warrant Agreements between the Company and individual investors, each dated May 15, 1998. Pursuant to the Subscription Agreements, each investor purchased units consisting of a promissory
         Note in the principal amount of $25,000 bearing interest at an annual rate of 10% interest and principal payable November 15, 1998 and warrants to purchase 2,500 shares of the Company's Common Stock at an exercise price of $14.00 per share. The units were sold to Ray Fisk (two units), Mike Weikamp (four units), Jon Aubry (twenty units), William Schweitzer (two units), Zahra Khiaban (three units), Carlos Beharie (sixteen units), and Tony Nikolich (two units). A total consideration of $1,225,000 was paid in this offering.

     (d) The Company relied on Section 4(2) and Regulation D Rule 505 promulgated by the Securities and Exchange Commission as the exemption from registration. The investors were all accredited investors.


          DATE                        TITLE                 AMOUNT

 (10)(a)  June and July 1998     8% Convertible       $2,500,000
                                 Debentures Due
                                 in 2 years
                                 Warrants for         1 share for every
                                 Common Stock         2 shares issued upon
                                                      conversion of the
                                                      Debenture

     (b) Trautman, Kramer & Company, Incorporated and Waldron & Co., Inc. acted as placement agents in connection with this private placement, receiving 9% and 1%, respectively, of the net proceeds. The Debentures in the amount of $250,000 were sold to each of ten Investor listed in "selling stockholders." Subject to certain restrictions on the ability of the holders of the Debentures to convert, the Debentures are convertible into shares of the Company's Common Stock at a conversion price for each share of Common Stock equal to the lower of (i) the lowest market price for any three trading days selected by the Debenture holder from the thirty trading days prior to the conversion, or (ii) $16.00.

     (c) The total consideration was $2,500,000.

     (d) The issuer relied on Section 4(2) and Regulation D Rule 506 promulgated by the securities and Exchange Commission as the exemption from registration. Each investor was an accredited investor.


          DATE                        TITLE                 AMOUNT

 (11)(a)  June 1998                Warrants for         300,000 Shares
                                   Common Stock

     (b) There were no underwriters used in connection with this offering. The warrants were issued to Ladenberg Thalmann & Co., Inc. pursuant to the Company's retainer of Ladenberg as its investment banker and financial advisor. The warrants are exercisable after December 15, 1998 until June 15, 2003 at $21.92 per share.

     (c) The warrants were issued to Ladenberg Thalmann & Co., Inc. pursuant to the Company's retainer of Ladenberg as its investment banker and financial advisor.

     (d) The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Act.

     (e) The warrants are exercisable after December 15, 1998 until June 15, 2003 at $21.92 per share.


          DATE                        TITLE                 AMOUNT

 (12)(a)  June 1998                Warrants for         33,000 Shares
                                   Common Stock

     (b) There were no underwriters in connection with this offering. The placement agent for the private placement of the 8% Convertible Debentures and its affiliates were issued the warrants.

     (c) The warrants were issued as consideration for the placement agent's services.

     (d) The Company relied on Section 4(2) of the Securities Act of 1993, as amended, and Regulation D promulgated under the Act.

     (e) The warrants are exercisable at $24.00 per share until June 30, 2003.


          DATE                        TITLE                 AMOUNT

 (13)(a) June 1998            Warrants for
                              Common Stock                 10,000 Shares
                              Promissory Notes             $100,000

     (b) Waldron & Co., Inc. acted as placement agent in connection with this private placement and was paid 7% of the total amount raised plus an expense allowance of 3%.

     (c) The shares were offered pursuant to a Subscription Agreement, Promissory Note and Warrant Agreement between the Company and Daniel Kern, each dated June 8,1998. Pursuant to the Subscription Agreements, the investor purchased units consisting of a Promissory Note in the principal amount of $100,000 bearing interest at an annual rate of 10%, interest and principal payable six months from the date of the Promissory Note and warrants to purchase 10,000 shares of the Company's Common Stock at an exercise price of $14.00 per share.

     (d) The Company relied on Section 4(2) and Regulation D Rule 505 promulgated by the Securities and Exchange Commission as the exemption from registration. The investors were all accredited investors.


          DATE                        TITLE                 AMOUNT

 (14)(a)  August 1998             Common Stock           7,500 Shares
                                  Warrants for           20,000 Shares
                                  Common Stock

     (b) There were no underwriters in connection with this offering. The placement agent for the private placement of the 8% Convertible Debentures and its affiliates were issued the warrants.

     (c) The Common Stock and warrants were issued as consideration for the placement agent's services.

     (d) The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Act.

     (e) The warrants are exercisable at $16.00 per share until July 31, 2003.



          DATE                        TITLE                 AMOUNT

 (15)(a)  August 1998               Warrants for         60,000 shares
                                    Common Stock

                                    Convertible
                                    Promissory Note      $500,000

     (b) Waldron & Co., Inc. acted as placement agent in connection with this private placement and received 10% of the total amount raised, $50,000, and warrants to purchase 10,000 shares of Common Stock. The securities were sold to an accredited investor.

     (c) The shares were offered pursuant to a Subscription Agreement and Convertible Promissory Note dated August 25, 1998 and Warrant Agreement dated as of August 20, 1998. Pursuant to the Subscription Agreement, the investor purchased 20 units consisting of a promissory note in the principal amount of $25,000 and warrants to purchase 2,500 shares of the Company's Common Stock at an exercise price of $10.00 per share. The Convertible Promissory Note bears interest at an annual rate of 8% and the principal amount, plus any accrued interest, is payable six months from the date of the note. The promissory note may be converted at the option of the investor into a number of shares of Common Stock equal to the quotient of the principal amount divided by the Conversion Price. The initial Conversion Price is $10.00 per share.

     (d) The Company relied on Section 4(2) of the Securities Act of 1933, as amended, as the exemption from registration.

     (e) The warrants issued to Waldron & Co., Inc. are exercisable for $10.00 per share and have all the rights and privileges received by the investor. The all warrants issued in the offering expire August 20, 2001.



          DATE                        TITLE                 AMOUNT

 (16)(a)  August 1998             Common Stock            66,667 Shares

     (b) There were no underwriters used in connection with this offering. The shares were offered pursuant to a Subscription Agreement between the Company and Premiere Radio Network, Inc., a Delaware corporation ("PRN"), dated August 12, 1998.

     (c) PRN agreed to purchase the shares in consideration of radio advertising valued at $1,000,000.

     (d) The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Securities Act of 1933, as amended.

     (e) In the event that the average closing price of the Company's Common Stock for the ten days prior to August 12, 1999 is less than $15.00 per share, the Company will issue to PRN up to 133,333 additional shares.


Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The following matters were submitted to a vote of stockholders during the Company's Annual Meeting of Stockholders held July 15, 1998:

Description of Matter

1.
                                                                       BROKER
                                          VOTES CAST                 NON-VOTES
                           -------------------------------------     ---------
                               For         Against     Withheld
--------------------------------------------------------------------------------
Amendment of bylaws         2,230,826      5,735         2,500        747,234
to provide for a range
in the size of the
Board of Directors
from five to nine
members with the
exact number set at
five members.


2.

ELECTION OF DIRECTORS:            VOTES CAST FOR                 WITHHELD
----------------------            --------------                 --------
Frank Denny                          2,886,764                     2,685
John H. Markley                      2,886,764                     2,685
Douglas Hay                          2,886,764                     2,685
Paul J. Hill                         2,886,764                     2,685
Edward F. Bradley                    2,886,764                     2,685


3.
                                                                       BROKER
                                          VOTES CAST                 NON-VOTES
                           -------------------------------------     ---------
                               For         Against     Withheld
--------------------------------------------------------------------------------
Approval and                2,228,956       5,685        3,420        748,234
adoption of the
Stock Option Plan of
1997.

4.
                                                                       BROKER
                                          VOTES CAST                 NON-VOTES
                           -------------------------------------     ---------
                               For         Against     Withheld
--------------------------------------------------------------------------------
Amendment of                2,225,426       11,135      2,500          747,234
Articles of
Incorporation to
authorize preferred
stock as determined
by the Board of
Directors.


5.

                                                                       BROKER
                                          VOTES CAST                 NON-VOTES
                           -------------------------------------     ---------
                               For         Against     Withheld
--------------------------------------------------------------------------------
Ratification of             2,899,662        50           0              N/A
appointment of
independent public
accountant.


Item 5. Other Information

        On September 15, 1998, the Company issued a Promissory Note and Warrant For The Purchase of Shares Of Common Stock (the "Warrant") to USFI, Inc., a Delaware corporation (the "Holder"), in connection with the loan of $500,000. The Promissory Note in the principal amount of $500,000 bears interest at an annual rate of 10% and is payable upon the earlier of October 14, 1998 or the occurrence of certain events. The Warrant provides for the purchase of 30,000 shares of the Company's Common Stock at an exercise price of $2.25 per share. The Warrant provides for anti-dilution protections and "cashless" exercise. In addition, the Warrant grants the Holder demand and "piggy-back" registration rights.

Item 6. Exhibits an, Reports on Form 8-K

    (a)    Exhibits:

           4.1 Subscription Agreement dated August 25, 1998 between the Company and Carlos and Joan Beharie.

           4.2 Convertible Promissory Note dated August 25, 1998 made by the Company payable to Carlos Beharie.

           4.3 Warrant Agreement dated August 25, 1998 between the Company and Carlos and Joan Beharie.

           4.4 Subscription Agreement dated June 8, 1998 between the Company and Daniel Kern.

           4.5 Unsecured Promissory Note dated June 8, 1998 made by the Company payable to Daniel Kern.

           4.6 Warrant Agreement dated June 8, 1998 between the Company and Daniel Kern.

           4.7 Subscription Agreement dated August 12, 1998 between the Company and Premiere Radio Networks, Inc.

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

           10.4 Agreement between the Company and Stilden Co., Inc. dated April 1, 1998 incorporated herein by reference from
                  Exhibit 10.4 to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1998. (Filed with the SEC on June 22, 1998, File No. 000-29518.)

           10.5 Agreement between the Company and Howard S. Schwartz dated August 1, 1998 incorporated herein by reference from
                  Exhibit 10.1 to Registration Statement on Form S-1. (Filed with the SEC on August 18, 1998, File No. 333-62777.)

           27.1   Financial Data Schedule 2/


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

                                                   SHOPPING.COM


                                                  /s/ Frank W. Denny
September 21, 1998                                ---------------------------
                                                       Frank W. Denny,
                                                   Chairman of the Board


                                                  /s/ John H. Markley
September 21, 1998                                ---------------------------
                                                       John H. Markley,
                                                   Chief Executive Officer,
                                                   President and Director


                                                  /s/ Kristine E. Webster
                                                  ---------------------------
September 21, 1998                                  Kristine E. Webster,
                                                  Senior Vice President,
                                                 Chief Financial Officer and
                                                           Secretary


                                                  /s/ Paul J. Hill
September 21, 1998                                ---------------------------
                                                         Paul J. Hill,
                                                           Director


                                                  ___________________________
September ___, 1998                                   Edward F. Bradley,
                                                           Director


                                                  /s/ Howard S. Schwartz
September 20, 1998                                --------------------------
                                                     Howard S. Schwartz,
                                                  Executive Vice President

                                  EXHIBIT INDEX



EXHIBIT                                                           SEQUENTIALLY
NUMBER           DESCRIPTION                                     NUMBERED PAGE
--------------------------------------------------------------------------------
4.1     Subscription Agreement dated August 25, 1998 between the
        Company and Carlos and Joan Beharie.                             57

4.2     Convertible Promissory Note dated August 25, 1998 made by
        the Company payable to Carlos Beharie.                           61

4.3     Warrant Agreement dated August 25, 1998 between the Company
        and Carlos and Joan Beharie.                                     69

 4.4    Subscription Agreement dated June 8, 1998 between the
        Company and Daniel Kern.                                         80

4.5     Unsecured Promissory Note dated June 8, 1998 made by the
        Company payable to Daniel Kern.                                  85

4.6     Warrant Agreement dated June 8, 1998 between the
        Company and Daniel Kern.                                         91

4.7     Subscription Agreement dated August 12, 1998 between the
        Company and Premiere Radio Networks, Inc.                       100

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

10.4    Agreement between the Company and Stilden Co., Inc. dated
        April 1, 1998 incorporated by reference from Exhibit 10.4 to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1998. (Filed with the SEC on June 22, 1998, File No. 000-29518.)

10.5 Agreement between the Company and Howard S. Schwartz dated August 1, 1998 incorporated by reference from Exhibit
        10.1 to Registration Statement on Form S-1. (Filed with SEC on August 18, 1998, File No. 333-6277.)

27.1    Financial Data Schedule 1/                                       114



--------
 1/ This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                                                   EXHIBIT 4.1

THIS SUBSCRIPTION AGREEMENT DOES NOT CONSTITUTE AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY ANY OF THE SECURITIES REFERRED TO HEREIN.

                             SUBSCRIPTION AGREEMENT
Attn: John Markley
Shopping.com
2101 East Coast Highway
Garden level
Corona Del Mar, CA 92625

         Re:      Prospective Purchase of Notes and Warrants
                  Shopping.com, a California corporation

Gentlemen:

         The undersigned, by signing the Signature Page attached hereto, hereby irrevocably tenders this subscription and applies to purchase 20 units (the "Units") of Shopping.com., a California corporation (the "Company"), at a purchase price of $25,000 per Unit. Each Unit consists of a Promissory Note in the principal amount of $25,000 and warrants to purchase 2,500 shares of the Company's Common Stock, no par value (the "Common Stock"), at an exercise price of $10.00 per share.

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

         "THE UNITS REPRESENTED HEREBY HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSIONS UNDER THE SECURITIES ACT OF 1933 OR

                                       -2-

         WITH THE CALIFORNIA DEPARTMENT OF CORPORATIONS UNDER THE CORPORATE SECURITIES LAW OF 1968, AS AMENDED. THE UNITS MAY NOT BE PLEDGED, SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION
         STATEMENT UNDER SUCH ACTS COVERING THE UNITS OR AN OPINION OF QUALIFIED COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED."

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

         12. The undersigned understands and acknowledges that this subscription may be accepted or rejected by the Company in its sole discretion, together with a completed and executed Prospective Investor Questionnaire and all information required by the provisions hereof and payment of the full amount of the subscription price for the Units subscribed for. Any amounts tendered in excess of the total payable as the purchase price for Units as to which this subscription has been accepted will thereafter be delivered to the undersigned as soon as is practicable, all as described in the Confidential Private Placement Memorandu. The Company shall signify its rejection by returning to the undersigned this Subscription Agreement and all funds (without interest or deduction) submitted by the undersigned.

         NEITHER THE COMPANY, NOR ANY OFFICER, DIRECTOR, SHAREHOLDER, EMPLOYEE OR AGENT OF ANY OF THEM SHALL BE LIABLE TO ANY PERSON FOR THE REJECTION, IN WHOLE OR IN PART, OF ANY OFFER TO SUBSCRIBE TO PURCHASE UNITS, NOTWITHSTANDING THAT THE UNDERSIGNED MAY OTHERWISE BE QUALIFIED AS A PROSPECTIVE INVESTOR.

         13. If, prior to the sale of any Units to the undersigned, there is a material change in the undersigned's investment intention as expressed herein, or if there occurs any change which would make either the representations or warranties made by the undersigned herein or the information provided by the undersigned in the Prospective Investor Questionnaire materially untrue or misleading, the undersigned agrees to immediately so notify the Company, and any prior acceptance of the subscription of the undersigned shall be voidable at the option of the Company.

         IN WITNESS WHEREOF, the undersigned executes and agrees to be bound by this Subscription Agreement by executing the Signature Page attached hereto on the date therein indicated.


                             **********************

                                       -3-

                                 SIGNATURE PAGE
                       (All information must be completed)

Date: August 20, 1998



/s/ Carlos Beharie               $500,000             50,000        $500,000
--------------------------     ------------       ---------------   ---------
Signature of Purchaser         Purchase Price      # of Warrants      Total
8/25/98


/s/ Joan Beharie                  Carlos and Joan Beharie
------------------------          -----------------------------
Signature of Joint Owner          Name(s) of Purchaser (Print)
(if any)

If Joint Ownership,               583 Cherry Hill Road
                                  --------------------
check one:                        Residence Address

    X    Joint Tenants, with      Princeton,       New Jersey      08540-7612
 -----   Right of Survivorship   ---------------------------------------------
                                    City             State             Zip
 _____   Tenants in Common

 _____   Community Property
                                    ###-##-####
                    ----------------------------------------
                    Social Security No. or Taxpayer I.D. No.


ACCEPTED AND AGREED:

Shopping.com


By:      /s/ John H. Marley
        ------------------------------------------
         John H. Markley, Chief Executive Officer


Date:    August 24, 1998





                                       -4-

                                                                  EXHIBIT 4.2

THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR REGISTERED OR QUALIFIED UNDER APPLICABLE STATE SECURITIES LAWS AND THEREFORE THESE SECURITIES MAY NOT BE TRANSFERRED WITHOUT REGISTRATION THEREUNDER OR PURSUANT TO AN EXEMPTION FROM REGISTRATION.


                                SHOPPING.COM
                         CONVERTIBLE PROMISSORY NOTE



$500,000.00
                                                  Corona Del Mar, California
                                                             August 25, 1998


      1.  Principal.
          ---------

       FOR VALUE RECEIVED, the undersigned, SHOPPING.COM ("Maker"), promises to pay to Dr. Carlos Beharie ("Payee"), or order, at 2101 East Coast Highway, Corona Del Mar, CA 92625 or such other place as the holder of this Note shall specify, in lawful money of the United States of America, the principal amount of Five Hundred Thousand Dollars ($500,000.00), together with interest at the rate of eight percent (8%) per annum, payable as hereinafter provided.

      2.     Payment of Interest.
             -------------------

            Except as otherwise specifically provided below, interest will accrue at the rate of eight percent (8%) per annum, simple interest, on the unpaid principal amount of this Note. The Company agrees to pay all interest accrued on the principal hereof six months from the date of this Note. Any accrued but unpaid interest shall be payable on the earliest of (i) maturity and
(ii) conversion of this Note into shares of Common Stock as provided in paragraph 5 below if Payee does not elect to also convert the interest into Common Stock. Unless prohibited by law, any accrued interest which is not paid on the date when is due and payable shall bear interest at the same rate at which interest is then accruing on the principal amount of this Note.

      3.    Payment of Principal of Note.
            ----------------------------

            The Company agrees to pay the principal amount hereof, plus any accrued and unpaid interest, to the holder of this Note six months from the date of this Note. Any payment pursuant hereto shall first be applied to interest due and owing at the date of such payment, and whatever remains after the amount of such interest is deducted from such payment shall be applied to the principal balance due hereunder, and the interest upon the portion of principal so credited shall thereupon cease. Subject to the provisions of the following paragraph, the Company shall have the right, without penalty, to prepay the indebtedness represented hereby in part or in full at any time or times during the term hereof. Any prepayment pursuant hereto shall first be applied to interest due and owing at the date of such payment, and whatever remains after the amount of such interest is deducted from such prepayment shall be applied to the principal balance due hereunder, and the interest upon the portion of principal so credited shall thereupon cease.

            In the event the Company elects to prepay the principal of and interest accrued on this Note, the Company shall notify the Payee in writing fifteen (15) days in advance of its intention to repay any amount hereof, stating the proposed payment date (the "Payment Date") and the amount to be repaid. At any time prior to the Payment Date, the Lender may, but shall not be obligated to, elect to convert all or any portion of the principal and interest to be repaid on the Payment Date into shares of Common Stock at the Conversion Price then in effect, by delivering to the Company, to the attention of the President, written notice of its election to convert.

      4.    Registration Rights.
            -------------------

            The Company and Lender shall enter into that certain Registration Rights Agreement of even date herewith pursuant to which Lender will be entitled, upon conversion of this Note into Common Stock, to cause the Company to register such shares of Common Stock pursuant to Section 5 of the Securities Act of 1933, as amended, at the cost and expenses of the Company, in the event that the Company is registering shares of Common Stock for sale, except in connection with employee benefit plans or an acquisition transaction.

      5.    Conversion.
            ----------

            (a) Conversion Procedure. In lieu of accepting any repayment of the principal amount of, and accrued interest on, this Note, the Lender may convert all or any portion of any principal or interest repayment into a number of shares of the Company's Common Stock, no par value (the "Common Stock"), determined by dividing the principal amount designated for conversion by the "Conversion Price" (as defined below). Lender, in his sole discretion, may elect to convert the principal and accrued interest into Common Stock (i) at any time,
(ii) upon notification by the Company that it intends to repay this Note or any portion thereof or (iii) upon maturity of this Note. Lender shall notify the

Company of its intention to convert into Common Stock in writing delivered to the Company at its principal executive offices, attention John Markley, Chief Executive Officer.

          (b) Deliveries by the Company. On the Payment Date, the Company will pay to the Lender any principal amount proposed to be repaid on such date which the Lender has not elected to convert into shares of Common Stock and all interest accrued to date on the principal amount of this Note. As soon as reasonably possible after a conversion has been effected, the Company will deliver to the Lender:

                  (i) a certificate representing the number of shares of Common Stock (excluding fractional shares) issuable by reason of the conversion, which shares shall be validly issued, fully paid and nonassessable; and

                  (ii) payment for any fractional shares of Common Stock that would otherwise have been issued upon conversion of the principal amount so converted.

            (c)   Conversion Price.

                  (i)   The initial Conversion Price shall be three dollars and
     thirty cents ($3.30) per share.    In order to prevent dilution of the
     conversion rights granted under this Note, the Conversion Price will be subject to adjustment from time to time pursuant to this paragraph 5(c).

                 (ii) If any capital reorganization, reclassification, consoli-dation or merger or any sale of substantially all of the Company's assets (collectively, the "Corporate Transactions") is effected in such a way that the holders of Common Stock become entitled to receive stock, securities or assets with respect to or in exchange for Common Stock, then, as a condition to such Corporate Transaction, lawful and adequate provision will be made whereby the Lender will thereafter have the right to acquire and receive in lieu of shares of Common Stock, such shares, securities or assets as would have been issuable to the Lender if it had converted the principal amount of, and accrued interest on, this Note immediately prior to such Corporate Transaction.

      6.    Waiver.
            ------
            Maker and all endorsers, guarantors and all persons liable, or to become liable on this Note (each hereinafter referred to in this Section as the "Applicable Party"), jointly and severally, waive presentment, protest and demand, notice of protest, demand, dishonor and nonpayment of this Note, notice of acceleration, notice of intent to accelerate, and any and all other notices or matters of a like nature, and consent to any and all renewals and extensions of the time of payment hereof. Each Applicable Party agrees that at any time and from time to time, without notice, (i) the terms of payment herein, or (ii) the terms of any guaranty of this Note, or (iii) the security described in any documents at any time securing this Note, may be modified, increased, changed or exchanged, in whole or in part, without in any way affecting the liability of any Applicable Party.

      7.    Late Charge.
            -----------

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

      8.    Default By Maker.
            ----------------

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

      9.    Remedies Upon Default.
            ---------------------

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

      10.   Attorneys' Fees.
            ---------------

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

      11.   Severability.
            ------------

            Every provision of this Note is intended to be severable. If any term or provision hereof is declared by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the balance of the terms and provisions hereof, which terms and provisions shall remain binding and enforceable.

      12.   Governing Law.
            -------------

            This Note shall be governed by and construed in accordance with the laws of the State of California.

      13.   Notices.
            -------

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

            Any notice or demand to Maker shall be given to:

                  John Markley, CEO
                  Shopping.com
                  2101 E. Coast Hwy., Garden Level
                  Corona del Mar, CA  92625

            Any notice or demand to Payee shall be given to:

            Any party hereto may change its address for the purpose of receiving notices, demands or other communications as herein provided by a written notice given in the manner aforesaid to the other party or parties hereto.

      14.   Successors and Assigns.
            ----------------------

            All the terms and provisions of this Note shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

      15.   Assignability.
            -------------

            Maker's obligation hereunder are nontransferable and nonassignable without the prior written consent of Payee.

      16.   Amendment.
            ---------

            Neither this Note nor any term or provision hereof may be modified, amended or altered except by a written instrument approved by Payee and signed by Maker.

      17.   Headings.
            --------

            Headings at the beginning of each numbered Paragraph of this Note are intended solely for convenience and are not to be deemed or construed to be a part of this Note.

      18.   Purpose of Loan.
            ----------------

            The proceeds of this Note are to be used by Maker exclusively for business purposes, and not for personal, family or household purposes.

      19.   Time of the Essence.
            -------------------

            TIME IS EXPRESSLY DECLARED TO BE THE ESSENCE of each obligation of the Maker hereunder and in all matters concerning this Note, including all acts or things to be done or performed in connection herewith, and specifically of every provision of this Note in which time is an element.

      20.   Compliance With Usury Laws.
            --------------------------

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

      21.   Legal Representation.
            --------------------

            Maker agrees and represents that such party has been represented by such party's own legal counsel with regard to all aspects of this Note, or if such party is acting without legal counsel, that such party has had adequate opportunity and has been encouraged to seek the advice of such party's own legal counsel prior to the execution of this Agreement.

      22.   Jurisdiction.
            ------------

            Any action whatsoever brought upon or relating to this Note shall be instituted and prosecuted in the state courts of California, County of Orange, or the federal district court therefore, and each party waives the right to change the venue. The parties hereto further consent to accept service of process in any such action or proceeding by certified mail, return receipt requested,

"MAKER"                                   "PAYEE"

SHOPPING.COM


By:   /s/                               By: /s/
      ---------------------------            ---------------------------
      John Markley, President and
      Chief Executive Officer

                                                                  EXHIBIT 4.3
                                  SHOPPING.COM
                                WARRANT AGREEMENT

THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THIS WARRANT MAY NOT BE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS AN EXEMPTION THEREFROM IS AVAILABLE.

     This Warrant Agreement (this "Agreement") is entered into as of 25th day of August, 1998 by and between, SHOPPING.COM, a California corporation (the "Company"), and Carlos and Joan Beharie (the "Holder").

                                    RECITALS

     WHEREAS, the Company has agreed to grant to Holder warrants to purchase 40,000 shares of Company Common Stock in exchange and in consideration for good and valuable goods and services.

     NOW, THEREFORE, BE IT RESOLVED, the parties agree hereto as follows:

     1.   DESCRIPTION; EXECUTION.

          (a) The Company agrees to issue to the Holder and the Holder agrees to accept the Warrant Certificate evidencing the right to purchase shares of the Company common stock at an initial purchase price of Three Dollars and Thirty Cents ($3.30) per Share as to which the Warrant is exercisable. The Warrant Certificate shall be substantially in the form annexed hereto as Exhibit A.

          (b) This Agreement shall be executed on behalf of the Company by its President. Upon delivery of this Warrant to the Holder, this Agreement shall be binding upon the Company, and the Holder shall be entitled to all the benefits set forth herein.

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

     4. EXERCISE PRICE. The initial Exercise Price for each share of Common Stock issuable pursuant to the Warrant shall be Three Dollars and Thirty Cents ($3.30) per Share, adjusted as provided below. The Exercise Price may be paid, in cash, cashier's check or by cancellation of indebtedness from the Company to the Holder.

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

               (e) "Rule 144" shall mean Rule 144 as promulgated by the Commission under the Securities Act, as such Rule may be amended from time to time, or any similar successor rule that may be promulgated by the Commission.

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

               (b) use its best efforts to include in such registration (and any related qualification under the blue sky laws or other compliance), except as set forth in Section 6.3 below, and in any underwriting involved therein, all the Registrable Securities specified in a written request or requests, made by Holder within Twenty (20) days after the written notice from the Company described in clause 6.2(a) above is given. Such written request may specify all or a part of Holder's Registrable Securities; and

               (c) pay all Registration Expenses, other than the selling expenses of Holder's Registrable Securities.

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

          6.5 REGISTRATION PROCEDURES. In the case of each registration effected by the Company pursuant to Section 6, the Company will keep Holder advised in writing as to the initiation of each registration and as to the completion thereof, at its expense, the Company will use its best efforts to:

               (a) Keep such registration effective for a period of one hundred twenty (120) days or until the Holder has completed the distribution described in the registration statement relating thereto, whichever first occurs; provided, however, that (x) such 120-days period shall be extended for a period of time equal to the period the Holder refrains from selling any securities included in such registration at the request of an underwriter of Common Stock (or other securities) of the Company; and (y) in the case of any registration of Registrable Securities on Form S-3 which are intended to be offered on a continuous or delayed basis, such 120-day period shall be extended, if necessary, to keep the registration statement effective until all such Registrable Securities are sold, provided that Rule 145, or any successor rule under the Securities Act, permits an offering on a continuous or delayed basis, and provided further that applicable rules under the Securities Act governing the obligation to file a post- effective amendment permit, in lieu of filing a post-effective amendment that (I) includes any prospectus required by Section 10(a)(3) of the Securities Act or (II) reflects facts or events representing a material or fundamental change in the information set forth in the registration statement, the incorporation by reference of information required to be included in (I) and (II) above to be contained in periodic reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 in the registration statement.

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

               (d) Notify the Holder at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing, and at the request of Holder, prepare and furnish to the Holder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing;

               (e) Cause all such Registrable Securities registered pursuant hereunder to be listed on each securities exchange on which similar securities issued by the Company are then listed;

               (f) Provide a transfer agent and registrar for all Registrable Securities registered pursuant to such registration statement and a CUSIP number for all such Registrable Securities, in each case not later than the effective date of such registration; and

               (g) Otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first month after the effective date of the Registration Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act.

     7.   FRACTIONAL SHARES; ISSUANCE OF SHARES; LEGENDS.

          7.1 FRACTIONAL SHARES. The Company shall not be required to issue fractional shares of Company Common Stock on the exercise of a Warrant. If any fraction of a share of Stock would, except for the provisions of this Section 6, be issuable on the exercise of a Warrant (or specified portion thereof), the Company shall in lieu thereof pay an amount in cash equal to the then Current Fair Market Value, multiplied by such fraction. For purposes of this Agreement, the term "Current Fair Market Value" shall mean (i) if the Common Stock is traded in the over-the-counter market and not in the NASDAQ Small Cap Market or the National Market nor on any national securities exchange, the average of the per share closing bid prices of the Common Stock on the 10 consecutive trading days immediately preceding the date in question, as reported by NASDAQ or an equivalent generally accepted reporting service, or (ii) if the Common Stock is traded in the NASDAQ Small Cap Market or the National Market or on a national securities exchange, the average for the 10 consecutive trading days immediately preceding the date in question of the daily per share closing prices of the Common Stock in the NASDAQ Small Cap Market or the National Market or on the principal stock exchange on which it is listed, as the case may be. or (iii) if the class of Stock is not publicly traded or quoted, the fair market value as determined by the Board of Directors of the Company based on (with appropriate adjustments) the most recent purchases of the Company's Stock and/or other relevant factors including the Company's income and assets or evaluation reports received by the Company.

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

     9.   MISCELLANEOUS.

          9.1  NOTICES.

          All notices, requests, demands and other communications required or permitted to be given hereunder shall be deemed to have been duly given if in writing and delivered personally, given by prepaid telegram, or mailed first class, postage prepaid, registered or certified mail, return receipt requested, to the following addresses:

          If to the Company:    SHOPPING.COM
                                2101 E. Coast Hwy., Garden Level
                                Corona del Mar, California  92625
                                Attention: Mr. John Markley

         With a copy to:        Jeffers, Wilson, Shaff & Falk, LLP
                                18881 Von Karman Avenue,
                                Suite 1400
                                Irvine, California  92612
                                Attention: Barry D. Falk, Esq.

         If to the Holder:      Carlos Beharie and Joan
                                583 Cherry Hill Road
                                Princeton, New Jersey 08540-7612

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

          9.6  SEVERABILITY.

          If any provision of this Agreement shall be held to be invalid, illegal or unenforceable, it shall be deemed severable from the remaining provisions of this Agreement which shall remain in full force and effect.

          9.7  WAIVER.

          No waiver of any provision of this Agreement or any breach thereof shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar) or any other breach hereunder nor shall such waiver constitute a continuing waiver. Either party may waive performance of any provision of this Agreement, the non-performance of which would otherwise constitute a breach of this Agreement, including but not limited to the non-performance of any condition precedent to such party's performance, without affecting the enforceability of this Agreement or the provisions contained herein.

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


                                   SHOPPING.COM,
                                   A CALIFORNIA CORPORATION


                                   By: ________________________________
                                       John Markley, President


                                   "HOLDER"


                                   ____________________________________
                                   Carlos Beharie

                                                                  EXHIBIT 4.4

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
Attn:  Robert McNulty

               Re:    Prospective Purchase of Notes and Warrants
                      Shopping.com, a California corporation

Gentlemen:

        The undersigned, by signing the Signature Page attached hereto, hereby irrevocably tenders this subscription and applies to purchase 4 units (the "Units") of Shopping.com, a California corporation (the "Company"), at a purchase price of $25,000 per Unit. Each Unit consists of a Promissory Note in the principal amount of $25,000 and warrants to purchase 2,500 shares of the Company's Common Stock, no par value (the "Common Stock"), at an exercise price of $14.00 per share.

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

        12. The undersigned understands and acknowledges that this subscription may be accepted or rejected by the Company in its sole discretion, together with a completed and executed Prospective Investor Questionnaire and all information required by the provisions hereof and payment of the full amount of the subscription price for the Units subscribed for. Any amounts tendered in excess of the total payable as the purchase price for Units as to which this subscription has been accepted will thereafter be delivered to the undersigned as soon as is practicable, all as described in the Confidential Private Placement Memorandu. The Company shall signify its rejection by returning to the undersigned this Subscription Agreement and all funds (without interest or deduction) submitted by the undersigned.

        NEITHER THE COMPANY, NOR ANY OFFICER, DIRECTOR, SHAREHOLDER, EMPLOYEE OR AGENT OF ANY OF THEM SHALL BE LIABLE TO ANY PIERSON FOR

THE REJECTION, IN WHOLE OR IN PART, OF ANY OFFER TO SUBSCRME TO PURCHASE UNITS, NOTWITHSTANDING THAT THE UNDERSIGNED MAY OTHERWISE BE QUALEFIED AS A PROSPECTIVE INVESTOR.

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

                                      SIGNATURE PAGE
                            (All information must be completed)

Date:  June 8, 1998

/s/ Daniel E. Kern       $100,000            10,000              $100,000
-----------------------  -------------    ----------------     --------------
Signature of Purchaser   Purchase Price    # of Warrants     Total $ Investment


_________________________________       Daniel Kern
Signature of Joint Owner (if any)       ----------------------------
                                        Name(s) of Purchaser (Print)
If Joint Ownership, check one:

_____    Joint Tenants, with            Residence Address:
         Right of Survivorship          1656 E. Salt Sage Drive
                                        Phoenix, Arizona 85048
_____    Tenants in Common

_____    Community Property                         ###-##-####
                                        ---------------------------------------
                                        Social Security No. or Taxpayer I.D. No.


ACCEPTED AND AGREED:

SHOPPING.COM


By   /s/ John H. Markley
     --------------------------------
     John Markley, President and CEO

Date:  June 30, 1998

                                                                  EXHIBIT 4.5

                          UNSECURED PROMISSORY NOTE


$100,000.00              CORONA DEL MAR, CALIFORNIA             JUNE 8, 1998


      1.    PRINCIPAL.

            FOR VALUE RECEIVED, the undersigned, SHOPPING.COM ("Maker"), promises to pay Daniel Kern ("Payee"), or order, at 2101 East Coast Highway, Corona Del Mar, CA 92625 or such other place as the holder of this Note shall specify, in lawful money of the United States of America, the principal amount of ONE HUNDRED THOUSAND DOLLARS ($100,000.00), together with interest at the rate of ten percent (10%) per annum, payable as hereinafter provided.

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

                        John Markley
                        Shopping.com
                        2101 E. Coast Hwy., Garden Level
                        Corona del Mar, California  92625

            Any notice or demand to Payee shall be given to:

                        Daniel Kern
                        1656 E. Salt Sage Drive
                        Phoenix, Arizona 85048

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

"MAKER"                                 "PAYEE"

SHOPPING.COM                            DANIEL KERN


By  /s/ John H. Markley                 By  /s/ Daniel Kern
   ----------------------------------      ----------------------------------
    John Markley                            Daniel Kern
Title:  President and Chief Executive
        Officer

                                                                  EXHIBIT 4.6

                                SHOPPING.COM
                              WARRANT AGREEMENT


THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THIS WARRANT MAY NOT BE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS AN EXEMPTION THEREFROM IS AVAILABLE.

      This Warrant Agreement (this "Agreement") is entered into as of 8th day of June, 1998 by and between, SHOPPING.COM, a California corporation (the "Company"), and Daniel Kern (the "Holder").

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

      2. Term of Warrant. The Warrant shall become exercisable at any time after the date hereof, and remain exercisable, subject to the conditions set forth in
Section 3 until the close of business on June 8, 2001 (the "Expiration Date").

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
                                  Attention:  Barry D. Falk, Esq.

            If to the Holder:     Daniel Kern
                                  1656 E. Salt Sage Drive
                                  Phoenix, Arizona 85048

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

                              SHOPPING.COM,  A CALIFORNIA CORPORATION


                              By:   /s/ John H. Markley
                                  ---------------------------------
                                  John Markley, President & CEO



                              "HOLDER"


                              /s/ Daniel Kern
                              --------------------------------------
                              Daniel Kern

                                                                  EXHIBIT 4.7

                           SUBSCRIPTION AGREEMENT


      This Subscription Agreement, dated as of August 12, 1998, is by and among, SHOPPING.COM, INC., a California corporation (the "COMPANY"), and PREMIERE RADIO NETWORKS, Inc., a Delaware corporation (the "SHAREHOLDER").


                                  ARTICLE I

            1.1 SUBSCRIPTION. Subject to the terms and conditions set forth herein, the Shareholder hereby subscribes for and agrees to purchase 66,667 shares of Common Stock of the Company (the "SHARES") at the purchase price per share of $15.00 (the "SUBSCRIPTION PRICE") in consideration for radio advertising services, valued at $1,000,000, acquired by the Company from the Shareholder on August 12, 1999. Exhibit A hereto sets forth $1,000,000 of advertising time to be provided. The Subscription Price shall be payable on a date mutually acceptable to the parties that is within five days of the date of execution of this agreement (the "CLOSING DATE"). Upon receipt of the Subscription Price for the Shares, the Company shall cause its transfer agent to issue to the Shareholder, within five days of the Closing Date, a certificate representing the Shares. The Company represents and warrants to the Shareholder that, upon payment and issuance and delivery of the Shares in accordance with this Agreement, the Shares will be duly authorized, validly issued, fully paid and nonassessable.

            1.2 ADDITIONAL SHARES. If on August 12, 1999, the average closing price of the Company's Common Stock for the previous ten trading days (the "AVERAGE CLOSING PRICE") is less than $15.00 per share (as adjusted for any stock splits or recapitalizations), then the Company shall issue additional shares of Common Stock to the Shareholder (the "ADDITIONAL SHARES") in an amount equal to (1) $1,000,000 divided by the Average Closing Price minus (ii) 66,667, provided, however that the Company shall not be obligated in any case to issue more than 133,333 Additional Shares; provided further that if the Shareholder shall have sold any of the Shares prior to August 12, 1999, then the number of Additional Shares to be issued shall be reduced by a number of shares equal to the product of (x) the proceeds received by Seller on account of such sale, divided by (y) the Average Closing Price.

                                 ARTICLE II

                REPRESENTATIONS AND WARRANTIES OF THE COMPANY

      The Company hereby represents and warrants as of the date hereof that:

            2.1 ORGANIZATION; GOOD STANDING; QUALIFICATION. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of California and has all requisite corporate power and authority to own and operate its properties and assets and to carry on its business as now conducted, to execute and deliver this Agreement, to issue and sell the Shares at the Closing, and the Additional Shares when due and to carry out the provisions of this Agreement. The Company is duly qualified to transact business and is in good standing in each jurisdiction in. which the failure to so qualify would have a material adverse effect on its business. properties, prospects or financial conditions.

            2.2 CAPITALIZATION; SUBSIDIARIES. The Company has the authority to issue 20,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. The Company has at least 200,000 authorized and unissued shares of Common Stock. The Company will reserve 133,333 shares of its authorized and unissued Common Stock at all times for issuance pursuant to Section 1.2 hereof.

            2.3 AUTHORIZATION. All Corporate action on the part of the Company, its officers, directors and stockholders necessary for the authorization, execution and delivery of this Agreement, the performance of all obligations of the Company hereunder at the Closing and the authorization, issuance, sale and delivery of the Shares and the Additional Shares (together, the "Purchased Shares") being sold hereunder has been taken or will be taken prior to the Closing, and this Agreement constitutes a valid and legally binding obligation of the Company, enforceable in accordance with its terms except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other laws of general application affecting enforcement of creditors' rights generally, and
(ii) as limited by or relating to the availability of specific performance, injunctive relief, or other equitable remedies.

            2.4 VALID ISSUANCE OF SHARES. The Purchased Shares, when issued, sold and delivered in accordance with the terms of this Agreement for the consideration expressed herein, will be duly and validly issued, fully paid, and non-assessable, and will be free of restrictions on transfer other than restrictions on transfer under this Agreement and under applicable state and federal securities laws.

            2.5 NO CONFLICT. The execution, delivery and performance by the Company under this Agreement and the issuance and delivery of the Purchased Shares do not and will not (a) violate the articles of incorporation or bylaws of the Company or any order, judgment or decree of any governmental or regulatory authority or agency binding upon the Company or upon any assets of the Company, (b) violate any provision of law, or any rules or regulations of any governmental or regulatory body, department or agency, applicable to the Company of which the Company is aware, (c) violate, conflict with, result in a material breach or constitute a default under any contract or other agreement to which the Company is a party or (d) require the approval of any person under any material indenture, mortgage, instrument, contract or other agreement to which the Company is a party.

            2.6 GOVERNMENTAL CONSENTS. No consent. approval, qualification, order or authorization of, or filing with, any local, state or federal government authority is required on the part of the Company in connection with the Company's valid execution, delivery, or performance of this Agreement, the offer, sale or issuance of Purchased Shares by the Company, except such filings which will be made prior to the Closing, except that any notices of sale required to be filed with the Securities Exchange Commission (the"SEC') under the Securities Act of 1933, as amended (the "Securities Act"), or such post-closing filings as may be required under applicable state securities laws, which will be timely filed within the applicable periods therefor.

            2.7 LITIGATION. There is no action, suit, proceeding or investigation pending or currently threatened against the Company that questions the validity of this Agreement, or the consummation of the transactions contemplated hereby.

            2.8 DISCLOSURE; REPORTS AND FINANCIAL STATEMENTS. The Company has provided Shareholder with all the information reasonably available to it without undue expense that Shareholder has requested for deciding whether to purchase the Common Stock. The Company has previously furnished Shareholder with true and complete copies of its most recent reports on Form 10-KSB for the year ended January 31, 1998, on Forms 8-K filed subsequently thereto and on Form 10-QSB for the interim period ended April 30,1998 and the proxy statement for the Company's 1998 Annual Meeting of Shareholders (the "SEC Reports"). The Company's SEC Reports have been filed with the SEC and as of such date and to the best of the Company's knowledge, the SEC Reports complied in all material respects with the requirements of the Securities Act or the Securities Exchange Act of 1934, as amended (the "1934 Act"), as the case may be, and the rules and regulations of the SEC thereunder applicable to such the Company SEC Reports. As of their respective dates and to the best of the Company's knowledge, the SEC Reports did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein. The financial statements contained in the SEC Reports have been prepared in accordance with generally accepted accounting principles, except for the absence of footnotes from interim period statements and customary year-end adjustments, and present fairly the financial position and results of operations of the Company as of the applicable dates thereto.

                                 ARTICLE III

              REPRESENTATIONS AND WARRANTIES OF THE SHAREHOLDER

      The Shareholder hereby represents, warrants, acknowledges and agrees as follows:

            3.1 INVESTMENT INTENT. The Shareholder is the sole and true party in interest and is acquiring the Purchased Shares for its own account, for investment purposes only, and not with a view to, or in connection with, any resale or other distribution of the Purchased Shares. No other person has any direct or indirect beneficial ownership interest in the Purchased Shares.

            3.2 NO REGISTRATION UNDER FEDERAL OR STATE SECURITIES LAWS. The Shareholder acknowledges that the Shares have not and the Additional Shares when issued will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any state by reason of a specific exemption or exemptions from registration under the Securities Act and applicable state securities laws, and that the Company's reliance on such exemptions is predicated on the accuracy and completeness of the Shareholder's representations, warranties, acknowledgments and agreements herein. Accordingly, the Purchased Shares may not be offered, sold, transferred, pledged or otherwise disposed of by the Shareholder without an effective registration statement under the Securities Act and any applicable state securities laws or an opinion of counsel to the Company that the proposed transaction will be exempt from registration.

            3.3 RESTRICTIONS ON RESALE. The Shareholder acknowledges that since the Shares are not and the Additional Shares will not be registered under the Securities Act and applicable state securities laws, they must be held by the Shareholder indefinitely unless they are subsequently registered under the Securities Act and applicable state securities laws or unless an exemption from registration is available. The Shareholder acknowledges that except as set forth in Article IV, the Company is not required to register the Purchased Shares under the Securities Act or any applicable state securities law or to make any exemption from registration available. The Shareholder acknowledges that to the extent the exemption from registration provided by Rule 144 under the Securities Act becomes available for the resale of the Purchased Shares, any such resales may be made only in accordance with the terms and conditions of that rule, including, among other things, the existence of a public market for the Purchased Shares, the availability of current public information about the Company, the resale occurring not less than two years after the Purchased Shares were purchased and paid for, the sale being effected in a specified manner and the number of Purchased Shares being sold not exceeding specified limitations.

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

      "The shares evidenced by this certificate are subject to the terms of certain Subscription Agreements by and between Shopping.Com, Inc. and Premiere Radio Networks, Inc., effective as of August 12, 1998, a copy of which is on file at the principal office of the Corporation. The sale, transfer or other disposition of such shares is subject to the terms of said agreement and such shares are transferable only upon proof of compliance therewith."

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

            3.5 INVESTMENT EXPERIENCE; ACCREDITED INVESTOR. The Shareholder has knowledge and experience in financial and business matters so that the Shareholder is capable of evaluating the merits and risks of its investment in the Company and of protecting its own interests in connection therewith. The Shareholder acknowledges and represents to the Company that it is an "Accredited Investor," under Rule 501(a)(3) under the Securities Act, by reason of the fact that the Shareholder is a corporation with total assets in excess of $5,000,000.

            3.6 ACCESS TO INFORMATION. The Shareholder has had the opportunity to review all documents and information which the Shareholder has requested concerning its investment in the Company. The Shareholder has had the opportunity to ask questions of the Company's management, which questions were answered to its satisfaction. The Shareholder has relied only on the SEC Reports and the foregoing information in determining to make its investment in the Company.

            3.7 INVESTMENT RISKS. The Shareholder acknowledges that an investment in the Company involves substantial risks. The Shareholder is able to bear the economic risk of its investment for an indefinite period of time.

            3.8 COMMISSIONS AND ADVERTISING. The Shareholder has not received any public media advertisements and has not been solicited by any form of mass mailing solicitation, including any leaflet, public promotional meeting, television or radio advertisement or other form of general advertising.


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

            "REGISTRABLE SECURITIES", means (a) the Purchased Shares, and (ii) any Common Stock of the Company issued as (or issuable upon the conversion or exercise of any warrant, right or other security which is issued as) a dividend or other distribution with respect to, or in exchange for or in replacement of the Purchased Shares, excluding in all cases, however, any Registrable Securities sold by a person in a transaction in which his rights under this
Section 4 are not assigned.

            4.2 COMPANY REGISTRATION. If (but without any obligation to do so) the Company proposes to register (including for this purpose a registration effected by the Company for shareholders other than the Holders) any of its stock or other securities under the Securities Act in connection with the public offering of such securities solely for cash (other than a registration relating solely to the sale of securities to participants in a Company stock plan, a registration on any form which does not include substantially the same information as would be required to be included in a registration statement covering the sale of the Registrable Securities or a registration in which the only Common Stock being registered is Common Stock issued upon conversion of debt securities which are also being registered), the Company shall, at such time, promptly give each Holder written notice of such registration. Upon the written request of each Holder given within 20 days after mailing of such notice by the Company, the Company shall, subject to the provisions of Section 4.5, cause to be registered under the Act all of the Registrable Securities that each such Holder has requested to be registered, unless (1) the proposed registration is being made following demand by shareholders other than the Shareholder pursuant to a contract with the Company and (ii) the Company is restricted from registering some or all of such Registrable Securities pursuant to such contract.

            4.3 FURNISH INFORMATION. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Section 4 with respect to the Registrable Securities of any selling Holder that such Holder shall furnish to the Company such information regarding itself, the Registrable Securities held by it, and the intended method of disposition of such securities as shall be required to effect the registration of such Holder's Registrable Securities.

            4.4 EXPENSES OF COMPANY REGISTRATION. The Company shall bear and pay all expenses incurred in connection with any registration, filing or qualification of Registrable Securities with respect to the registrations pursuant to Section 4.2 for each Holder (which right may be assigned as provided in Section 4.10), including (without limitation) all registration, filing, and qualification fees, printers and accounting fees relating or apportionable thereto and the fees and disbursements of one counsel for the selling Holders selected by them, but excluding underwriting discounts and commissions relating to Registrable Securities.

            4.5 UNDERWRITING REQUIREMENTS. In connection with any offering involving an underwriting of shares of the Company's capital stock, the Company shall not be required under Section 4.2 to include any of the Holders' securities in such underwriting unless they accept the terms of the underwriting as agreed upon between the Company and the underwriters selected by it (or by other persons entitled to select the underwriters), and then only in such quantity as the underwriters determine in their sole discretion will not jeopardize the success of the offering by the Company. If the total amount of Registrable Securities requested by shareholders to be included in such offering exceeds the amount of securities that the underwriters determine in their sole discretion is compatible with the success of the offering, then the Company shall be required to include in the offering only that number of Registrable Securities which the underwriters determine in their sole discretion will not jeopardize the success of the offering (the securities so included to be apportioned pro rata among the selling shareholders according to the total amount of securities entitled to be included therein owned by each selling stockholder or in such other proportions as shall mutually be agreed to by such selling shareholders) but in no event shall the amount of securities of the selling Holders included in the offering of the Company's securities be less than 25 percent of the number of shares originally requested to be included. For purposes of the preceding parenthetical concerning apportionment, for any selling stockholder which is a holder of Registrable Securities and which is a partnership or corporation, the partners, retired partners and shareholders of such holder, or the estates and family members of any such partners and retired partners and any trusts for the benefit of any of the foregoing persons shall be deemed to be a single "selling stockholder," and any pro-rata reduction with respect to such "selling stockholder" shall be based upon the aggregate amount of shares carrying registration rights owned by all entities and individuals included in such "selling stockholder," as defined in this sentence.

            4.6 DELAY OF REGISTRATION. No Holder shall have any right to obtain or seek an injunction restraining or otherwise delaying any such registration as the result of any controversy that might arise with respect to the interpretation or implementation of this Section 4.

            4.7 INDEMNIFICATION. In the event any Registrable Securities are included in a registration statement under this Section 4:

                  (a) To the extent permitted by law, the Company will indemnify and hold harmless each Holder, any underwriter (as defined in the Act) for such Holder and each person, if any, who controls such Holder or underwriter within the meaning of the Act or the 1934 Act, against any losses, claims, damages, or liabilities (joint or several) to which they may become subject under the Act, or the 1934 Act or other federal or state law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any of the following statements, omissions or violations (collectively a "Violation"): (i) any untrue statement or alleged untrue statement of a material fact contained in such registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto, (ii) the omission or alleged omission to state therein a material fact required to be stated therein, or necessary to make the statements therein not misleading, or (iii) any violation or alleged violation by the Company of the Act, the 1934 Act, any state securities law or any rule or regulation promulgated under the Act, or the 1934 Act or any state securities law; and the Company will pay to each such Holder, underwriter or controlling person, as incurred, any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that the indemnity agreement contained in this subsection 4.7(a) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability, or action if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld), nor shall the Company be liable in any such case for any such loss, claim, damage, liability, or action to the extent that it arises out of or is based upon a Violation which occurs in reliance upon and in conformity with written information furnished expressly for use in connection with such registration by any such Holder, underwriter or controlling person.

                  (b) To the extent permitted by law, each selling Holder will indemnify and hold harmless the Company, each of its directors, each of its officers who has signed the registration statement, each person, if any, who controls the Company within the meaning of the Act, any underwriter, any other Holder selling securities in such registration statement and any controlling person of any such underwriter or other Holder, against any losses, claims, damages, or liabilities (joint or several) to which any of the foregoing persons may become subject, under the Act, or the 1934 Act or other federal or state law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereto) arise out of or are based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished by such Holder expressly for use in connection with such registration; and each such Holder will pay, as incurred, any legal or other expenses reasonably incurred by any person intended to be indemnified pursuant to this subsection 4.7(b), in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that the indemnity agreement contained in this subsection 43(b) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Holder, which consent shall not be unreasonably withheld; provided, that, in no event shall any indemnity under this subsection 4.7(b) exceed the gross proceeds from the offering received by such Holder.

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

                  (d) If the indemnification provided for in this Section 4.7 is held by a court of competent jurisdiction to be unavailable to an indemnified party with respect to any loss, liability, claim, damage or expense referred to therein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such loss, liability, claim, damage, or expense in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of the indemnified party on the other in connection with the statements or omissions that resulted in such loss, liability, claim, damage, or expense as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of the indemnified party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the indemnifying party or by the indemnified party and the parties' relative intent, knowledge, access to information, and opportunity to correct or prevent such statement or omission.

                  (e) Notwithstanding the foregoing, to the went that the provisions on indemnification and contribution contained in the underwriting agreement entered into in connection with the underwritten public offering are in conflict with the foregoing provisions, the provisions in the underwriting agreement shall control.

                  (f) The obligations of the Company and Holders under this
      Section 4.7 shall survive the completion of any offering of Registrable Securities in a registration statement under this Section 1, and otherwise.

            4.8 REPORTS UNDER SECURITIES EXCHANGE ACT OF 1934. With a view to making available to the Holders the benefits of Rule 144 promulgated under the Act and any other rule or regulation of the SEC that may at any time permit a Holder to sell securities of the Company to the public without registration or pursuant to a registration on Form S-3, the Company agrees to:

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

            4.9 FORM S-3 REGISTRATION. In case the Company shall receive from any Holder or Holders a written request or requests that the Company effect a registration on Form S-3 and any related qualification or compliance with respect to all or a part of the Registrable Securities owned by such Holder or Holders, the Company will:

                  (a) promptly give written notice of the proposed registration, and any related qualification or compliance, to all other Holders; and

                  (b) as soon as practicable, effect such registration and all such qualifications and compliances as may be so requested and as would permit or facilitate the sale and distribution of all or such portion of such Holder's or Holders' Registrable Securities as are specified in such request, together with all or such portion of the Registrable Securities of any other Holder or Holders joining in such request as are specified in a written request given within 15 days after receipt of such written notice from the Company; provided, however, that the Company shall not be obligated to effect any such registration, qualification or compliance, pursuant to this Section 4.9. (1) if Form S-3 is not available for such offering by the Holders; (2) if the Holders, together with the holders of any other securities of the Company entitled to inclusion in such registration, propose to sell Registrable Securities and such other securities (if any) at an aggregate price to the public (net of any underwriters' discounts or commissions) of less than $25,000; (3) if the Company shall furnish to the Holders a certificate signed by the President of the Company stating that in the good faith judgment of the Board of Directors of the Company, it would be seriously detrimental to the Company and its shareholders for such Form S-3 Registration to be effected at such time, in which event the Company shall have the right to defer the filing of the Form S-3 registration statement for a period of not more than 60 days after receipt of the request of the Holder or Holders under this
      Section 4.9; provided, however, that the Company shall not utilize this right more than once in any twelve month period; (4) if the Company has, within the 12 month period preceding the date of such request, already effected two registrations on Form S-3 for the Holders pursuant to this
      Section 4.9 (5) if such registration would require an additional audit of the financial statements of the Company; or (6) in any particular jurisdiction in which the Company would be required to qualify to do business or to execute a general consent to service of process in effecting such registration, qualification or compliance.

                  (c) Subject to the foregoing, the Company shall file a registration statement covering the Registrable Securities and other securities so requested to be registered as soon as practicable after receipt of the request or requests of the Holders. All expenses incurred in connection with a registration requested pursuant to Section 4.9, including (without limitation) all registration, filing, qualification, printer's and accounting fees and the reasonable fees and disbursements of counsel for the selling Holder or Holders and counsel for the Company, shall be borne pro rata by the Holder or Holders participating in the Form S-3 Registration.

            4.10 ASSIGNMENT OF REGISTRATION RIGHTS. The rights to cause the Company to register Registrable Securities pursuant to this Section 4. 10 may be assigned (but only with all related obligations) by a Holder to a transferee or assignee of such securities, provided: (a) the Company is, within a reasonable time after such transfer, furnished with written notice of the name and address of such transferee or assignee and the securities with respect to which such registration rights are being assigned; (b) such transferee or assignee agrees in writing to be bound by and subject to the terms and conditions of this Agreement, including without limitation the provisions of Section 4.11 below;
(c) such assignment shall be effective only if immediately following such transfer the further disposition of such securities by the transferee or assignee is restricted under the Act; and (d) the Company consents to such transfer, which consent shall not be unreasonably withheld.

            4.11 "MARKET STAND-OFF" AGREEMENT. Each Holder hereby agrees that, during the period of duration specified by the Company and an underwriter of Common Stock or other securities of the Company, following the date of the first sale to the public pursuant to a registration statement of the Company filed under the Act pursuant to this Agreement, it shall not, to the extent requested by the Company and such underwriter, directly or indirectly sell, offer to sell contract to sell (including, without limitation, any short sale), grant any option to purchase or otherwise transfer or dispose of (other than to donces who agree to be similarly bound) any securities of the Company held by it at any time during such period except Common Stock included in such registration; provided, however, that:

                  (a) all officers and directors of the Company enter into similar agreements; and

                  (b) such market stand-off time period shall not exceed 180 days. In order to enforce the foregoing covenant, the Company may impose stop-transfer instructions with respect to the Registrable Securities of each Investor (and the shares or securities of every other person subject to the foregoing restriction) until the end of such period.

      Notwithstanding the foregoing, the obligations described in this Section
4.12 shall not apply to a registration relating solely to employee benefit plans on Form S-1 or Form S-9 or similar forms which may be promulgated in the future, or a registration relating solely to a Commission Rule 145 transaction on Form S-14 or Form S-15 or similar forms which may be promulgated in the future.


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

            5.3 SEVERABILITY. If any provision of this Subscription Agreement is construed to be invalid, illegal or unenforceable, then the remaining provisions hereof shall not be affected thereby and shall be enforceable without regard thereto.
 .
            5.4 SECTION HEADINGS. Article and section headings in this Subscription Agreement are for convenience of reference only, do not constitute a part of this Subscription Agreement and shall not affect its interpretation.

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

            5.7 NOTICES. All notices under this Agreement shall be in writing and shall be deemed to have been given at the time when mailed by registered or certified mail, addressed to the party to which notice is given, to the address set forth above (in the case of the Corporation) and at the address set forth on the signature pages to this Agreement in the case of the Shareholder or to such changed address as such party may have fixed by notice; provided, however, that any notice of change of address shall be effective only upon receipt.

            5.8 ARBITRATION. The parties waive their right to seek remedies in court, including any ht to a jury trial. The parties agree that in the event of any dispute arising between or among any of the parties in connection with this Agreement, such dispute shall be settled only by arbitration to conducted only in Los Angeles County or Orange County, in accordance with the rules of the American Arbitration Association ("AAA") applying the laws of California. The parties agree that such arbitration shall be conducted by one or more retired judges who were or are active in the securities business or are experienced in dispute resolution regarding the securities business, that prearbitraiton discovery shall be limited to the greatest extent provided by the rules of AAA, that the arbitration award shall not include factual findings or conclusions of law, and that no punitive damages shall be awarded. The parties understand that any party's right to appeal or to seek modification of rulings in an arbitration is severely limited. Any award rendered by the arbitrators shall be final and binding and judgment may be entered upon it in any court of competent jurisdiction at the time such award is rendered.

      IN WITNESS WHEREOF, the shareholder has executed this Subscription Agreement as of this date first written above.


SHAREHOLDER:                        PREMIERE RADIO NETWORKS, INC.

                                    By:   /s/ Illegible
                                          -------------------------------
                                          Title:  President/CEO

                                    Address:
                                          15620 Ventura Boulevard, 5th Floor
                                          Sherman Oaks, CA 91403
                                          Attention:  President


      The Company hereby accepts the foregoing subscription and acknowledges receipt of the Subscription Price as of the date set forth thereon.


                               SHOPPING.COM, INC.


                                    By:   /s/ Harold S. Schwartz
                                          ---------------------------------

                                          Title:  Executive Vice President

                                    Address:
                                          2101 East Coast Highway
                                          Corona Del Mar, CA 92625
                                          Attention:  President


                                      -14-