Form 10QSB
period 1998-10-31
SHOPPING COM
filed 1998-12-22
CIK 1045360

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

     Yes    X    No
          -----      -----

As of December 8, 1998, there were 6,013,664 shares of the Registrant's no par value common shares outstanding.

                                  FORM 10-QSB
                  For the Quarterly Period Ended October, 1998

Item                                                                 Page
----                                                                 ----

PART I.   FINANCIAL INFORMATION

1.        FINANCIAL STATEMENTS (condensed)                           4

          Balance Sheet at October 31, 1998                          4

          Statements of Operations for the nine months
          ended October 31, 1997 and 1998                            5

          Statements of Cash Flows for the nine months
          ended October 31, 1997 and 1998                            6

          Notes to Financial Statements                              7

2.        MANAGEMENT DISCUSSION AND ANALYSIS                        19

          Forward Looking Statements                                20

          Overview                                                  20

          Results of Operations                                     22

          Liquidity and Capital Resources                           26

          Employees                                                 29

          Factors That May Affect Future Performance                29


PART II.  OTHER INFORMATION

1.        Legal Proceedings                                         46

2.        Changes in Securities                                     51

3.        Defaults Upon Senior Securities                           63

4.        Submission of Matters to a Vote of Security Holders       63


5.        Other Information                                         63

6.        Exhibits and Reports on Form 8-K                          64

          Signatures                                                65

          Exhibit Index                                             66

PART I - FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         --------------------
                                  SHOPPING.COM
                                 BALANCE SHEET
                             As of October 31, 1998
                                  (Unaudited)
                                  -----------

                                     ASSETS
                                     ------

Current assets
  Cash and cash equivalents                                           $   336,319
  Accounts/ advances receivable, net                                       74,904
  Other receivables                                                        19,778
  Prepaid expenses                                                        507,794
  Inventories                                                              46,163
  Current portion of loan origination fees                              1,150,246
                                                                      -----------
      Total current assets                                              2,135,204

Furniture and equipment, net                                            2,957,455
Deposits                                                                  504,041
Other assets                                                               29,534
                                                                      -----------
  Total assets                                                        $ 5,626,234
                                                                      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Current portion of capital lease obligation                         $   224,527
  Accounts payable                                                      2,032,973
  Subordinated notes payable                                            1,325,000
  Notes payable                                                           900,000
  Secured promissory note                                                 300,000
  Convertible promissory note                                             500,000
  Accrued legal fees and related costs                                    323,535
  Accrued termination and severance                                       260,000
  Other accrued liabilities                                               729,470
                                                                      -----------
    Total current liabilities                                           6,595,505

Capital lease obligation, net of current portion                          151,682
8% convertible debentures                                               2,500,000
                                                                      -----------

  Total liabilities                                                     9,247,187
                                                                      -----------

Commitments and contingencies
Shareholders' equity (deficit)
  Preferred stock, no par value, 5,000,000 share
     authorized, shares issued and outstanding - none                          --
  Common stock, no par value, 20,000,000 shares
     authorized, 4,404,601 shares issued and outstanding               21,049,706
  Accumulated deficit                                                 (24,670,659)
                                                                      -----------
  Total shareholders' equity (deficit)                                 (3,620,953)
                                                                      -----------

Total liabilities and shareholders' equity                            $ 5,626,234
                                                                      ============

The accompanying notes are an integral part of these financial statements.

                                  SHOPPING.COM
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               3 MONTHS ENDED                   9 MONTHS ENDED
                                                 OCTOBER 31,                      OCTOBER 31,
                                         ----------------------------    ------------------------------
                                             1998            1997            1998             1997
Net sales                                $ 2,056,850     $    321,281    $  4,008,467       $   376,822
Cost of sales                              2,274,428          306,738       4,196,451           357,246
                                         -----------     ------------    ------------       -----------
Gross profit (deficit)                      (217,578)          14,543        (187,984)           19,576
Operating expenses:
   Advertising and marketing                 732,618          262,504       3,183,925           274,107
   Product development                       663,595          258,677       2,734,707           523,419
   General and administrative              2,366,922          778,926      10,129,343         1,572,789
                                         -----------     ------------    ------------       -----------
Total operating expenses                   3,763,135        1,300,107      16,047,975         2,370,315
                                         -----------     ------------    ------------       -----------
Loss from operations                      (3,980,713)      (1,285,564)    (16,235,959)        2,350,739
Other income (expense):
   Loss on disposition of assets                  --               --         (89,913)               --
   Interest Income                             6,141               --          54,127                --
   Interest Expense                       (1,681,414)      (   36,811)     (2,675,188)          (43,349)
                                         -----------     ------------    ------------       -----------
Total other income (expense)              (1,675,273)      (   36,811)     (2,710,974)          (43,349)
                                         -----------     ------------    ------------       -----------
Net Loss                                 $(5,655,986)    $ (1,322,375)   $(18,946,933)      $(2,394,088)
                                         ===========     ============    ============       ===========

Basic Loss Per Share                     $     (1.32)    $       (.98)   $      (4.67)      $     (1.83)
                                         ===========     ============    ============       ===========
Diluted Loss Per Share                   $     (1.32)    $       (.98)   $      (4.67)      $     (1.83)
                                         ===========     ============    ============       ===========
Weighted Average Shares Outstanding        4,298,814        1,350,217       4,053,523         1,305,321
                                         ===========     ============    ============       ===========

The accompanying notes are an integral part of these financial statements.

                                  SHOPPING.COM
                            STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED OCTOBER 31,

                                                                   1998            1997
                                                               -------------   ------------
                                                                (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities
  Net loss                                                     $(18,946,933)   $(2,394,088)
  Adjustments to reconcile net loss to net cash used in
  operating activities
     Depreciation of furniture and equipment                        477,151         71,622
     Common stock issued for advertising                          1,596,600             --
     Amortization of loan origination fees                          181,608         65,361
     Amortization of deferred financing costs
      related to beneficial conversion feature
      of debentures                                               1,240,300             --
     Amortization of deferred financing costs related
      to beneficial conversion feature of convertible
      debentures                                                    262,500             --
     Expense recognized from issuing below-market
       stock options                                              2,812,626             --
     Expense recognized from issuing warrants
       below market value                                         1,017,318             --
     Expense recognized from issuing common stock
       below market value                                                --          6,000
     Loss on disposition of assets                                   89,913
     Other                                                           86,233
     Issuance of Common Stock to pay expenses                            --         48,000
     Decrease (Increase) in prepaid expenses                        561,627       (263,672)
     Decrease (Increase) in inventories                             (46,163)            --
     Decrease (Increase) in other assets                           (333,834)      (101,858)
     Decrease (Increase) in accounts/advances receivable             72,480       (174,747)
     Decrease (Increase) in other receivables                        (2,221)            --
     Increase (Decrease) in accounts payable                      1,183,259        973,191
     Increase (Decrease) in other accrued liabilities             1,087,942        (20,577)
                                                               ------------    -----------

Net cash used in operating activities                           (87,599,594)    (1,790,768)
                                                               ------------    -----------

Cash flows from investing activities
  Purchase of furniture and equipment                              (799,757)    (1,370,816)
                                                               ------------    -----------

Net cash used in investing activities                              (799,757)    (1,370,816)
                                                               ------------    -----------

Cash flows from financing activities                                     --             --
  Payments on note payable - related party                               --        (50,000)
  Proceeds from the issuance of notes payable                     3,225,000      1,960,000
  Payments on Notes Payable                                        (200,000)            --
  Payments of loan origination fees                                (395,000)      (234,000)
  Payments on capital lease obligations                             (63,510)         5,842
  Proceeds from the issuance of preferred stock,
     Series A                                                            --        200,000
  Proceeds from the issuance of preferred stock,
     Series B                                                            --      1,489,781
  Proceeds from the issuance of 8% convertible debentures         2,500,000             --
  Payment of offering costs                                              --        (57,226)
  Proceeds from the issuance of common stock                             --         25,000
                                                               ------------    -----------
                                                                  5,066,490
Net cash provided (used) by financing activities                         --      3,327,713
                                                               ------------    -----------
Net increase (decrease) in cash                                  (4,492,861)       166,129
Cash, beginning of period                                         4,829,180             63
                                                               ------------    -----------
Cash, end of period                                            $    336,319    $   166,192
                                                               ============    ===========

The accompanying notes are an integral part of these financial statements.

SHOPPING.COM

NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1:   BASIS OF PRESENTATION
------

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information as contemplated by the SEC under Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The interim financial statements should be read in conjunction with the Company's January 31, 1998 annual report on Form 10-KSB. The results of operations for the nine months ended October 31, 1998 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 31, 1999.

NOTE 2:   FURNITURE AND EQUIPMENT
------

Furniture and equipment consist of the following:


                                    October 31, 1998
                                    ----------------
Computer hardware                         $1,943,637
Computer software                          1,297,882
Furniture & equipment                        297,248
Leasehold improvements                       102,708
                                          ----------
                                           3,641,475
Less: Accumulated depreciation               684,020
                                          ----------
                                          $2,957,455
                                          ==========

In October 1998, the Company purchased computer equipment for $40,000 from Waldron and Company, Inc., the underwriter for the Company's initial public offering.

NOTE 3:   ADVANCES - RELATED PARTIES
------

During the quarter ended October 31, 1998, an officer was advanced $367 from the Company of which $367 was repaid during the quarter ended October 31, 1998. Total advances to related parties as of October 31, 1998 were $19,240 which was included in "Other receivables" in the balance sheet.

NOTE 4:   CONSULTING FEES - RELATED PARTY
------

For the three months ended October 31, 1998, the Company retained the services of certain consultants, which were also shareholders. Consulting expenses amounted to approximately $126,748 of which $40,348 was unpaid as of October 31, 1998.

NOTE 5:   SHAREHOLDERS' EQUITY
------

In September 1998, the Company executed an agreement whereby it issued 66,667 shares of common stock for $1,000,000 of radio advertising based on the average fair market value of the common stock as of that date. The $596,600 of advertisements were aired during the three months ending October 31, 1998,and accordingly, $596,600 was expensed during the quarter ended October 31, 1998. The remaining balance of $403,400 of advertisements will be aired in subsequent quarters and will be expensed when aired. Up to 133,333 additional shares of common stock may be issuable under the radio advertising agreement on the one-year anniversary of the agreement, if on such date the average closing price of the Company's common stock for the previous ten days is less than $15.00 per share (as adjusted for any stock splits or recapitalizations).

NOTE 6:   PROMISSORY NOTES
------

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

In addition, the Company issued warrants to purchase 20,000 shares of Common Stock at a then below-market exercise price of $14.00 per share of Common Stock to Waldron & Co., Inc. for acting as the placement agent. These below-market warrants will result in additional interest charges of approximately $80,000 over the term of the Promissory Notes of which $39,999 was expensed as interest during the quarter ended October 31, 1998.

NOTE 7:   CONVERTIBLE PROMISSORY NOTE
-------

On August 25, 1998, the Company issued a $500,000 Convertible Promissory Note which has a due date of six months from the date of issuance. The Convertible Promissory Note carries an interest rate of 8% per annum and may be converted for the principal and accrued interest into common stock at $10.00 per share. In connection with the issuance of the Convertible Promissory Note, the Company issued 50,000 warrants to purchase shares of common stock at an exercise price of $10.00 per share when the Company's common stock was trading at $15.25 per share. The warrants expire on August 20, 2001. Subsequently, on November 5, 1998, the Company agreed to revise the Convertible Promissory Note, Warrant Agreement, and Subscription Agreement to reflect an exercise price of $3.30 per share and a conversion price of $3.30 per share when the Company's common stock was trading at $1.97 per share. The Company also issued warrants to purchase 10,000 shares of common stock to Waldron for acting as the placement agent. The warrants issued to Waldron were issued under the same terms and conditions as the warrants issued with the Convertible Promissory Note. The exercise prices of these warrants was below market at the time of issuance and will therefore result in additional interest charges of approximately $315,000 over the term of the Convertible Promissory Note of which $131,250 was expensed as interest during the quarter ending October 31, 1998. In addition, the conversion price was below market at the time of the issuance and resulted in an additional charge of $262,500 on August 25, 1998 as the Convertible Promissory Note was available for conversion immediately upon the Company issuing the note.

NOTE 8:   SECURED PROMISSORY NOTE
-------

On September 15, 1998, the Company issued a Promissory Note in the amount of $500,000 which is due at the earlier of the Company receiving $500,000 in additional financing from another source or October 14, 1998. On October 13, 1998, the Company repaid $200,000. On November 2, 1998, the Company renegotiated the outstanding balance of $300,000 and entered into a new Note which is due at the earlier of the Company receiving $300,000 in additional financing from another source or December 2, 1998. Currently the Company is attempting to renegotiate the terms of the Note as the amount remains unpaid as of December 21, 1998. In connection with the previous negotiations and issuance of the $300,000 Promissory Note, the Company also issued 30,000 additional warrants to purchase shares of the Company's common stock at an exercise price of $1.65 when the Company's common stock was trading at $1.81 per share. These warrants expire on November 2, 2003. The exercise price of these warrants was below market at the time of issuance and will therefore result in additional interest charges of $4,860. One of the Company's directors is also a member of the Board of Directors of the corporation to which the Company issued the Promissory Note. The Promissory Note carries an interest rate of 10% per annum and is secured by a Non-Recourse Guaranty and Pledge Agreement by Mr. Robert J. McNulty, a consultant of the Company. In connection with the issuance of the original

$500,000 Promissory Note, the Company also issued 30,000 warrants to purchase shares of common stock at an exercise price of $2.25 per share. The warrants expire on September 15, 2003.

On October 1, 1998, the Company borrowed $900,000 from three accredited investors. On November 10, 1998, this amount was repaid out of the proceeds received from the issuance of 8% Convertible Debentures in the principal amount of $2,500,000 that were received from the above transaction during November, 1998.

NOTE 9:   8% CONVERTIBLE DEBENTURES
------

In June, 1998 the Company entered into an agreement whereby the Company issued 8% Convertible Debentures due May 31, 2000 in the principal amount of $1,250,000. In addition, in July, 1998 the Company entered into an agreement whereby the Company issued 8% Convertible Debentures due July 10, 2000 in the principal amount of $1,250,000. The Company completed the second and final tranche of Debenture financing of $2,500,000 for a total of $5,000,000 during November 1998. The 8% Convertible Debentures (the "Debentures") are convertible into shares of Common Stock at a conversion price (the "Conversion Rate") not to exceed $16.00 per share (the "Base Rate"). The holders of the Debentures will receive one warrant to purchase a share of Common Stock for each two shares of Common Stock issued in connection with the corresponding conversion of the Debentures (the "Warrants"). The Warrants attributable to each conversion shall have an exercise price equal to the lesser of (a) 120% of the lowest market price for any three trading days prior to conversion or (b) 125% of the Base Rate. The Warrants expire on June 5, 2003. In connection with the issuance of the 8% Convertible Debentures, the Company issued certain below-market warrants and common stock to the placement agents and affiliates of the placement agents and made certain payments to placement agents, which resulted in the Company capitalizing such financing costs as loan origination fees on the balance sheet. These loan origination fees will be amortized as additional interest expense ratably over the term of the Debenture agreements, or until the Debentures are converted to common stock, at which time a charge to interest expense for the balance of any unamortized loan origination fees will be recorded as additional interest expense. The subsequent issuance of warrants by the Company allows the holders of the Debentures to convert at 90% of the Conversion Rate and to require the Company to redeem the Debentures or any portion of them for cash.

The Company has the right to redeem all or any portion of the Debentures, subject to certain "Redemption Premium" provisions of the agreement. The holder of the Debentures may require the Company to redeem the outstanding portion of this Debenture if certain breaches occur.

On November 16, 1998, the Company issued 300,000 warrants in connection with the issuance of 8% Convertible Debentures to purchase shares of the Company's common stock at an exercise price of $2.00 when the Company's common stock was trading at $7.25 per share. The exercise price of these warrants was below market at the time of issuance and will therefore result in additional interest charges of approximately $1,575,000.

Subsequently in December 8% Convertible Debentures in the amount of $2,500,000 and the corresponding interest accrued thereon has been converted into shares of Common Stock in the aggregate amount of 1,790,389 shares of Common Stock.

NOTE 10:  STOCK OPTIONS
-------

As of October 31, 1998, the Company had outstanding options and warrants to purchase an aggregate of 3,056,436 shares of Common Stock without giving consideration to any warrants that may be issued upon conversion of the 8% Convertible Debentures.

NOTE 11:  WARRANTS
-------

On September 24, 1998, the Company agreed to issue warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $2.00 per share as consideration to Typhoon Capital Consultants for its services related to securing additional capital for the Company.

NOTE 12: COMMITMENTS AND CONTINGENCIES
-------

CONSULTING AGREEMENTS

On August 1, 1998, the Company entered into a one-year Consulting Agreement with Lorica Ltd. (the "Lorica Ltd. Agreement"). Pursuant to the Lorica Ltd. Agreement, Lorica Ltd. will receive $3,500 per month plus reimbursement for out-of-pocket expense for providing general consulting services relating to the merchandising operations and specifically relating to the sourcing of toys and games. Mr. Matthew Hill is the President of Lorica Ltd. and the son of Mr. Paul Hill, a Director of the Company. This agreement was subsequently terminated on October 1, 1998.

EMPLOYMENT AND RESIGNATION AGREEMENTS

On August 1, 1998, the Company entered into an agreement with Mr. Howard Schwartz to serve as Executive Vice President. The term of the agreement is for three years and is automatically renewed for one-year terms unless terminated by either party with written notice given by June 1 of any year beginning June 1, 2001. The agreement provides for a bi-weekly base salary of $5,385 for the first year, $7,692 for the second year and $8,461 for the third year. The agreement also provides that Mr. Schwartz will participate in a formula based bonus program to be approved annually by the Board of Directors and provides the opportunity to receive up to an amount equal to his base compensation for exceeding the Company's annual business plan net profit. In addition, Mr. Schwartz will receive an automobile allowance of $1,000 per month. On December 2, 1998 Mr. Schwartz resigned as the Company's Executive Vice President, Finance and Administration.

On August 31, 1998, Mr. Michael Miramontes resigned his employment effective June 12, 1998. Pursuant to a Resignation Agreement dated August 31, 1998 between the Company and Mr. Miramontes, Mr. Miramontes will receive one year's salary in the total amount of $162,000 of which $160,000 was accrued on the Company's Balance Sheet as of July 31, 1998 and the remaining $2,000 was additionally accrued during the quarter ended October 31, 1998. The Company will make equal installments of $13,067 beginning September 1, 1998 for a period of ten months.

On September 30, 1998, Mr. Douglas Hay resigned as Executive Vice President and as a director effective September 30, 1998. Pursuant to a Resignation Agreement dated September 30, 1998 between the Company and Mr. Douglas Hay, Mr. Hay will receive a total amount of $80,000 which was accrued on the Company's Balance Sheet as of October 31, 1998. The Company agreed to make two equal payments of $20,000 payable on October 1 and November 1 and the remaining $40,000 will be paid equally on the first of each month December 1, 1998 through March 1, 1999.

LEGAL PROCEEDINGS

As more fully described in Part I of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998, Part II of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1998 and Part II of this Form 10-QSB, the Company is subject to various litigation and SEC investigations.

In March of 1998, the Company became aware that the Securities and Exchange Commission (the "SEC") had initiated a private investigation to determine whether the Company, Waldron & Co., Inc. ("Waldron"), then the principal market maker in the Company's stock, or any of their officers, directors, employees, affiliates or others had engaged in activities in connection with transactions in the Company's stock in violation of the federal securities laws. The SEC suspended trading in the Company's stock from 9:30 a.m. EST, March 24, 1998 through 11:59 p.m. EDT on April 6, 1998 pursuant to Section 12(k) of the Securities Exchange Act of 1934. On April 30, 1998, the National Association of Securities Dealers ("NASD") permitted the Company's Common Stock to resume trading on the electronic bulletin boards beginning on April 30, 1998. Because the SEC has not alleged any violations, it is difficult to predict the outcome of their investigation. The Company continues, however, to fully cooperate with the SEC inquiry. Nevertheless, the investigation by the SEC and the attendant adverse publicity may not only reduce significantly the liquidity of that stock but also make it difficult for the Company to raise additional capital to continue its development and expansion. The inability of the Company to raise additional capital would have material adverse effect on the Company's business, prospects, financial condition and results of operations and may prevent the Company from carrying out its business plan.

On May 6, 1998 Steven T. Moore on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998 filed suit in United States District Court for the Central District of California alleging violations of the federal securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and one other broker-dealer and two of those firm's executives. The complaint charges that the defendants "participated in a scheme and wrongful course of business to manipulate the price of [the Company's] stock, which included: (i) defendant Waldron's refusal to execute sell orders;
(ii) the use of illegal stock parking; (iii) the use of illegal above-market buy-ins to intimidate and dissuade potential short sellers from selling [Company] stock short; (iv) the sale of [Company] shares to discretionary accounts without regard to suitability; and (v) the dissemination of materially false and misleading statements about [the Company's] operating performance and its future prospects." The complaint further alleges that the Company "secretly arranged to sell $250,000 of product to Waldron as part of defendants' effort to have [the Company] post revenue growth prior to the [Company's] planned [initial public offering]," that such sales constituted almost 25% of the Company's revenues between its inception and March 26, 1998 and that the Company did not disclose such sales or their significance in the Prospectus used in the Company's initial public offering. The plaintiff seeks compensatory damages in an unspecified amount, attorneys' fees and costs, injunctive relief, disgorgement or restitution of the proceeds of the Company's IPO and the defendants' profits from trading in the Company's stock, and the imposition of a constructive trust over the Company's revenues and profits. By order dated December 4, 1998, the plaintiffs were granted leave to file a second amended consolidated complaint on behalf of each of the federal court actions. The amended complaint has since been filed.

On April 28, 1998, Abraham Garfinkel on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998, filed suit in the United States District Court for the Central District of California alleging violation of the federal securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and Cery Perle, an affiliate of Waldron. The complaint alleges that defendants acted in concert with each other to manipulate the price of the Company's stock by, inter alia, "work[ing] closely with defendant McNulty on a weekly basis whereby defendant McNulty would pass the supposedly confidential information of those who had 'hit' or contacted Shopping's website." The complaint alleges that the defendants also manipulated the market by engaging in conduct similar to that alleged in the Martucci and Moore actions. The complaint also alleges that the Company's prospectus was misleading by the failure to disclose sales to Waldron as discussed above. The plaintiffs seek damages similar to that sought by Martucci and Moore. By order dated December 4, 1998, the plaintiffs were granted leave to file a second amended consolidated complaint on behalf of each of the federal court actions. The amended complaint has since been filed.

The second amended consolidated complaint filed in each of the federal court actions expands the class period from the period beginning November 25, 1997 and ending March 26, 1998 to the period beginning November 25, 1997 and ending August 30, 1998. Further, the second amended complaint has added counts for violation of sections 11 and 12(2) of the Securities Act of 1933, as amended, as well as section 9 of the Securities Exchange Act of 1934.

On July 1, 1998, Mr. Garfinkel filed a companion state court complaint in the Orange County Superior Court based on virtually the same operative facts as the federal court claim . The state court action alleges claims for negligent misrepresentation, common law fraud and deceit as well as violation of sections 25400, 25402 and 25500 of the California Corporations Code.

On April 16, 1998, Michael A. Martucci on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998, filed suit in the California Superior Court for the County of Orange alleging violations of the California securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and one other broker-dealer and two of those firm's executives. The complaint charges that the defendants "participated in a scheme and wrongful course of business to manipulate the price of [the Company's] stock, which included: (i) defendant Waldron's refusal to execute sell orders;
(ii) the use of illegal stock parking; (iii) the use of illegal above-market buy-ins to intimidate and dissuade potential short sellers from selling [Company] stock short; (iv) the sale of [Company] shares to discretionary accounts without regard to suitability; and (v) the dissemination of materially false and misleading statements about [the Company's] operating performance and its future prospects." The complaint further alleges that the Company "secretly arranged to sell $250,000 of product to Waldron as part of defendants' effort to have [the Company] post revenue growth prior to the [Company's] planned [initial public offering]," that such sales constituted almost 25% of the Company's revenues between its inception and March 26, 1998 and that the Company did not disclose such sales or their significance in the Prospectus used in the Company's initial public offering. The plaintiff seeks compensatory damages in an unspecified amount, attorneys' fees and costs, injunctive relief, disgorgement or restitution of the proceeds of the Company's IPO and the defendants' profits from trading in the Company' s stock, and the imposition of a constructive trust over the Company's revenues and profits. By order dated December 4, 1998, the plaintiffs were granted leave to file a second amended consolidated complaint on behalf of each of the federal court actions. The amended complaint has since been filed.

On May 13, 1998, Kate McCarthy, on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998, filed suit in the Orange County Superior Court alleging violation of the California securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and Cery Perle. The complaint alleges that defendants acted in concert with each other to manipulate the price of the Company's stock by, inter alia, "work[ing] closely with defendant McNulty on a weekly basis whereby defendant McNulty would pass the supposedly confidential information of those who had 'hit' or contacted Shopping's website." The complaint alleges that the defendants also manipulated the market by engaging in conduct similar to that alleged in the Martucci and Moore actions. The complaint also alleges that the Company's prospectus was misleading by the failure to disclose sales to Waldron as discussed above. The plaintiffs seek damages similar to that sought by Martucci and Moore.

The individual actions in Orange County superior Court have been consolidated as well. The plaintiffs have filed a second amended complaint which increased the class period to the period beginning November 25, 1997 and ending August 30, 1998. The amended pleading added causes of action for violation of California Corporations Code sections 25401 and 25501 against all defendants as well as sections 25504 and 25504.1 against defendants Robert J. McNulty and Douglas R. Hay.

On or about March 27, Gladstone filed a complaint against the company as well as its underwriters in the United States District Court for the Southern district of New York contending that the Company's common stock was being manipulated in violation of federal securities laws. The plaintiffs seeks equitable relief in the form of a temporary restraining order and order to show cause regarding the issuance of a preliminary injunction to enjoin certain trading of the Company's stock. The plaintiffs also requested that they be given the right to conduct expedited discovery. On March 30, 1998, the federal court, the Hon. Edelstein presiding, denied the temporary restraining order, denied order to show cause, denied the request for expedited discovery and ordered the case transferred to the United States District Court for the Central District of California. The plaintiffs have filed a first amended complaint against the Company and Mr. McNulty in the United States District Court for the Central District of California which alleges the same claims as the New York federal court action. The Company has yet to respond to the amended pleading but will vigorously defend the same.

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

On July 8, 1997, Brian Leneck, a former officer of the Company, resigned. By letter dated July 10, 1997, Robert McNulty, the former Chief Executive Officer of the Company, tendered payment to Leneck to buy back 140,000 shares of Common Stock of the Company pursuant to a shareholder agreement. Leneck rejected the tender, claiming that the amount was not the fair market value of the shares.
On March 17, 1998, Leneck filed a lawsuit in Orange County Superior Court of California against the Company, Robert McNulty and three members of the Board of Directors at the time, Bill Gross, Edward Bradley and Paul Hill. Leneck's lawsuit seeks damages for breach of contract, conversion, and breach of fiduciary duty with respect to 70,000 shares. The Company believes that it has meritorious defenses, as well as affirmative claims, against Leneck and intends to vigorously protect its rights in this matter. On March 27, 1998, the Company filed a lawsuit in Orange County Superior Court against Leneck asserting, inter
                                                                          -----
alia, breach of contract, breach of implied covenant of good faith and fair
----
dealing, fraud and deceit, declaratory relief and specific performance. Subsequently, the charges against Bill Gross, Edward Bradley and Paul Hill were dismissed with prejudice.

On November 23, 1998 Ray Fisk filed a complaint against the Company for breach of contract arising out of that certain Unsecured Promissory Note dated May 15, 1998 in the principal sum of $50,000 due and payable on or about November 15, 1998. The Company does not dispute its obligation under the terms of the note. In a similar circumstance, the Company received correspondence dated December 17, 1998 from counsel to Daniel Kern, a noteholder who demanded payment on the principal sum of $100,000 together with accrued interest. The Company does not dispute this obligation. The noteholder also claims that the quiet filing of the Company's registration statement on Form S-1 is misleading because it fails to disclose that the Company could not or would not make payment on the note. The Company vigorously disputes this contention.

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

By written contracts dated December 12, 1997, the Company retained SoftAware, Inc. to provide facilities and services relative to the maintenance, location and supply of T1 lines to the Company's servers. Subsequent to the execution of the contracts, SoftAware, Inc. experienced a prolonged electrical outage which resulted in the disruption of Internet access and communications. Based upon this and other factors, the Company determined that SoftAware, Inc. was incapable of performing under the agreements and declined to proceed. By letter dated May 22, 1998, SoftAware, Inc.'s counsel made written demand upon the Company for $120,000.00 which purportedly reflected the compensatory damages SoftAware suffered as a direct and proximate result of the Company's refusal to proceed with performance under the contract. The Company rejected this demand and offered to reimburse SoftAware, Inc. for reasonable costs incurred in reliance on the contracts in an amount less than $3,000. SoftAware, Inc. has rejected this offer and the parties are continuing settlement negotiations.

On September 12, 1998 the Company was served with a summons and complaint by MTS, Incorporated filed in Sacramento County Superior Court of California for damages arising out of the Company's as well as two other merchants' sale of the video "Titanic" at below cost thereby purportedly constituting violation of section 17043 and 17044 of California's Business and Professions Code as well as the California Unfair Business Practices Act (Cal. Bus. & Prof. Code section 17200 et. seq.). The complaint alleges damages in excess of $25,000.00, that sum trebled should a statutory violation be established, and attorneys' fees and costs. The Company has not had an opportunity to investigate the allegations of the complaint. Accordingly, a reasonable assessment of the Company's potential exposure cannot be made until such time as discovery is completed. The action will, however, require the engagement of defense counsel; and it is estimated that substantial attorney fees may be incurred should litigation proceed to trial.

On December 4, 1998, the Company received correspondence from counsel for Yahoo! Inc. alleging breach of contract arising out of two agreements. Despite acknowledging receipt of $200,000 from the Company in connection with these contracts, it is contended that the alleged breach of the agreements entitles Yahoo! Inc. to recover damages in excess of $2 million. Though the Company has not had the opportunity to fully investigate Yahoo!'s demands, the entitlement and measure of damages are disputed. Nevertheless, a reasonable assessment of the Company's potential liability cannot be made at this time.

The Company is involved in two other labor related disputes. Although it is not possible to predict the outcome of these disputes, or any future claims against the Company related hereto, the Company believes that such disputes will not, either individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

As the outcome of these matters is uncertain and damages, if any, are not estimable and the Company believes its insurance coverage is adequate to cover any resulting liability, the Company did not maintain any reserves for such matters at October 31, 1998.

TERMINATION AND BUY-OUT AGREEMENT

On June 1, 1998 Mr. McNulty resigned as President, Chief Executive Officer and Director of Shopping.com. Pursuant to a Termination and Buy-Out Agreement dated as of June 1, 1998 between the Company and Mr. McNulty, Mr. McNulty will receive $500,000, with $100,000 payable on or before July 31, 1998 and the balance due in $50,000 increments on or before each succeeding fiscal quarter end beginning October 31, 1998 until fully paid. Amounts payable under this agreement are payable on demand in one lump-sum payment at the option of Mr. McNulty upon thirty days written notice to the Company in the event a majority of the current members of the Board of Directors are replaced by new members. During the three month period ended October 31, 1998, $10,000 was paid in cash as of October 31, 1998 pursuant to Mr. McNulty's Termination and Buy-out Agreement thus leaving an unpaid balance of $40,000.

On September 25, 1998, the Company approved the conversion of $350,000 of its liability related to the Robert McNulty Termination and Buy Out Agreement, as previously discussed in Note 4, for common stock at a market price of $1.37 (the stock price on September 25, 1998), resulting in an issuance by the Company of 255,474 common shares. In addition the remaining $40,000 liability as of October 31, 1998 was paid on December 7, 1998.

NOTE 13:  SUBSEQUENT ISSUANCES OF SECURITIES
-------

On October 1, 1998, the Company borrowed $900,000 from three accredited investors. On November 10, 1998, this amount was repaid out of the proceeds received from the issuance of 8% Convertible Debentures in the principal amount of $1,000,000 that was received during November, 1998.

On November 16, 1998, the Company issued 300,000 warrants in connection with the issuance of 8% Convertible Debentures to purchase shares of the Company's common stock at an exercise price of $2.00 when the Company's common stock was trading at $7.25 per share. The exercise price of these warrants was below market at the time of issuance and will therefore result in additional interest charges of approximately $1,575,000.

On December 8, 1998 Robert McNulty, the Company's former Chief Executive Officer and founder was issued warrants to purchase 130,000 shares of the Company's common Stock at an exercise price of $8.00 per share, the market price on the date of issuance. The warrants were issued to Robert McNulty, the Company's former CEO and founder who is a consultant to and affiliate of the Company, in consideration for a pledge of Mr. McNulty's stock as security for the $2,500,000 Promissory Note described below.

On December 7, 1998 the Company entered into a Secured Promissory Note (the Note") in the amount of $2,500,000 which has been received net of related fees and commissions for which the proceeds are being used to fund ongoing operations. The Note is secured by the intellectual property of the Company and certain shares of the Company's Common Stock held by Robert McNulty, the Company's former Chief Executive Officer and founder. The Note carries a 10% interest rate per annum and is due and payable thirty (30) days from the date of the Note; provided however, if within thirty (30) days from the date of this Note, certain conditions are met the Payee would have the right at its option until January 10, 1999 to convert the principal amount of the Note together with all accrued but unpaid interest into preferred stock. The Company issued warrants to purchase 500,000 shares of Common Stock at an exercise price of $7.00 per share in connection with the Secured Promissory Note. The warrants have a term of three years.

In December 1998 the Company issued 1,790,389 shares of Common Stock pursuant to terms of conversion related to the 8% Convertible Debentures in the principal amount of $2.5 million and accrued interest thereon.

In addition, on December 10, 1998 the Company entered into an Agreement for A Private Equity Line of Common Stock and Warrants Pursuant to Regulation D. The commitment amount is $60 million, with an optional $40 million add-on, with Swartz Private Equity, LLC.

On November 6, 1998 warrants to purchase 18,767 shares of the Company's Common Stock were granted to Mark Asdourian, the Company's General Counsel. The warrants have an exercise price of $1.781 per share which was the market price on the date of grant. The warrants expire on November 6, 2003.

On November 6, 1998, Frank Denny, the Company's Chairman of the Board was granted options to purchase 1,000,000 shares of the Company's Common Stock as compensation for services to the Company. The options have an exercise price of $1.781 per share which was the market price on the date of grant. One-third of the options vest fully upon issuance, one-third vest on the first anniversary of the date of grant and the remainder vest on the second anniversary of the date of grant. The options expire five years from the date of grant.

On November 6, 1998 options to purchase 25,000 shares of the Company's Common Stock were granted to each of Paul Hill, Ed Bradley and John Markley, each a Director of the Company. The options have an exercise price of $1.781 per share which was the market price on the date of grant. The options are fully vested upon issuance and have a term of five years.

On November 6, 1998, options to purchase 347,000 shares of the Company's Common Stock were granted to certain employees, including senior management, under the Company's Stock Option Plan of 1997, as amended June 1998. The options have an exercise price of $1.781 per share which was the market price on the date of grant. Options to purchase 200,000 shares are fully vested upon issuance and the remainder vest one-fourth on each anniversary of the date of grant for four years.

As of December 14, 1998 (the "Date of Issuance"), the Company issued warrants to purchase 490,385 shares of the Company's common stock at an exercise price of $8.375 per share to Swartz Private Equity, LLC ("Swartz") in consideration for Swartz entering into the Regulation D Common Stock Private Equity Line Subscription Agreement (hereinafter referred to as "Private Equity Line of Common Stock and Warrants Pursuant to Regulation D"). The warrants expire seven years after the Date of Issuance.

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

The Company's management team combines the experiences of:

     . Executives with extensive background in both retail and warehouse/discount store formats.

     . Executives who have experience in computer and information systems design and development.

     . Directors with entrepreneurial skills who currently oversee and manage their own existing companies.

     The Company began generating sales on July 11, 1997. For the nine months ended October 31, 1998, the Company has generated sales of $4,009,314. The Company anticipates that sales from the Company's site on the Internet on the World Wide Web ("Web Site") will constitute substantially all of the Company's sales. Over the next twelve months, the Company intends to increase its revenues by pursuing an aggressive advertising and marketing campaign aimed at attracting customers to shop on its Web Site and to co-brand with other commercial partners which will help increase the Company's brand name recognition as well as increase traffic on the Company's Web Site. The Company must seek additional financing estimated at $14 million over the next twelve months in order to sustain operations or achieve planned expansion. This figure is lower than previously anticipated due to the Management's change in the Company's choice of advertising media. Previously, the Company had used portal advertising which Management has subsequently determined is not as effective as using "referral site" advertising. Therefore, Management has changed its planned advertising expenditures and program to primarily utilize referral site advertising thus reaping the benefits of substantially lower advertising costs. The funding is anticipated to come from the Company entering into an agreement on December 10, 1998 for a Private Equity Line of Common Stock and Warrants Pursuant to Regulation D. The commitment amount is $60 million, with an optional $40 million add-on, with Swartz Private Equity, LLC. There can be no assurance that such additional funds will be available or that, if available, such additional funds will be on terms acceptable to the Company.

     The Company anticipates that its operations will incur significant operating losses for the foreseeable future. The Company believes that its success will depend upon its ability to increase obtain sales on its Web Site significantly over the next twelve months, which cannot be assured. The Company's ability to generate sales is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its Web Site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks; and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Additionally, the Company's lack of an operating history makes predictions of future operating results difficult to ascertain. Accordingly, there can be no assurance that the Company will be able to generate sales, or that the Company will be able to achieve or maintain profitability. Since inception, the Company has incurred significant losses and, as of October 31, 1998, had an accumulated deficit of approximately $25 million. The Company substantially increased its operating expenses over the past quarter in order to, among other things, fund increased advertising and marketing efforts, expand and improve its Internet operations and user support capabilities, and develop new Internet content and applications. The Company expects to continue to incur significant operating expenses on a quarterly and annual basis for the foreseeable future. To the extent such increases in operating expenses are not offset by revenues, the Company will continue to incur significant losses.

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

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the three months ended October 31, 1998. While the Company is providing some comparisons of its results of operations with the prior year, such comparisons may have a limited utility as the Company only commenced selling products over the Internet on July 11, 1997.

Net Sales


                       Quarter Ended                                     Nine Months
                       -------------                                     -----------
                                                                            Ended
                                                                            -----
---------------------------------------------------------------------------------------------------
October 31, 1998      October 31, 1997   % Change   October 31, 1998   October 13, 1997    % Change
-------------------   ----------------   --------   ----------------   -----------------   --------
---------------------------------------------------------------------------------------------------

2,056,850                      321,281        540          4,008,467             376,822        964
---------------------------------------------------------------------------------------------------

Although the Company commenced operations in February 1996, it did not begin selling products and services on its Web Site until July 11, 1997 prior to which time it was still in the process of evaluating the technical features of its Web Site. For the nine months ended October 31, 1998, the Company generated net sales of $4,008,467. Net sales are composed of the selling price of merchandise sold by the Company, net of returns, and includes freight charged to the Company's customers. Growth in net sales reflects a significant increase over the prior year primarily due to the growth of the Company's customer base, as well as reflecting a full nine months of sales whereas in 1997 the Company only began selling on the Internet July 11, 1997. The sole source of funds for the Company from the date of inception through October 31, 1998, other than the sale of equity and debt securities, has been from sales of products. For the three months ended

October 31, 1998, sales of $1,758, which was less than 1% of the Company's net sales during the quarter ended October 31, 1998, were sales to Waldron & Co., Inc. ("Waldron"), the Company's former underwriter and market maker. Such sales consisted primarily of computer equipment and office supplies and some of these transactions allowed the Company to generate higher gross margins. The Company had sales to various shareholders which each were less than 1% of net sales of the Company for the three months ended October 31, 1998. The Company believes that it is not dependent upon Waldron or any other customer, related or otherwise, and that the loss of Waldron as a customer would not have a material adverse impact on the Company. The Company expects the sales to any one customer will continue to decline as a percentage of total sales. The Company's business model is based on a low profit margin coupled with a large volume of sales to a broad customer base. The Company records sales at the time products are shipped to customers, which includes the retail sales price of the product and any shipping and handling charges billed to its customers.

Cost of Sales


                       Quarter Ended                                     Nine Months
                       -------------                                     -----------
                                                                            Ended
                                                                            -----
---------------------------------------------------------------------------------------------------
October 31, 1998      October 31, 1997   % Change   October 31, 1998   October 31, 1997    % Change
-------------------   ----------------   --------   ----------------   -----------------   --------
---------------------------------------------------------------------------------------------------
$2,274,428                 $306,738         641        $4,196,451          $357,246          1,075
---------------------------------------------------------------------------------------------------

Cost of sales include the actual cost the Company pays its vendors for the products and the actual shipping and handling charges incurred by the Company to ship products to its customers. The cost of sales for the three months ending October 31, 1998 was $2,274,428 or approximately 110.6% of net sales. The Company's gross profit deficit was approximately a negative 10.6% for the three months ended October 31, 1998. The Company experienced a negative gross margin due, in part, from the unavailability of certain products as well as the inability and unwillingness of certain vendors to extend adequate credit to handle the increased volume. These products were obtained through other channels of distribution and from alternate suppliers at higher prices. In addition, the Company encountered additional price competition from other E-commerce retailers in several product categories. Finally, the decline in the Company's gross margin was due primarily to an overall increase in the percentage of sales for those products and categories which had highly promotional pricing such as computers and consumer electronics. The failure to generate sales with sufficient margins to cover its operating expenses will result in losses and could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Advertising and Marketing Expenses



                       Quarter Ended                                     Nine Months
                       -------------                                     -----------
                                                                            Ended
                                                                            -----
---------------------------------------------------------------------------------------------------
October 31, 1998      October 31, 1997   % Change   October 31, 1998   October 31, 1997    % Change
-------------------   ----------------   --------   ----------------   -----------------   --------
---------------------------------------------------------------------------------------------------
$  732,618                   $262,504        179         $3,183,925            $274,107      1,062
---------------------------------------------------------------------------------------------------

Advertising and marketing expenses consist primarily of media costs related to advertising, promotion and marketing literature. Advertising and marketing expenses incurred by the Company for the three months ending October 31, 1998 were $732,618 or approximately 35.6% of net sales. Of this amount, $596,000 was paid by issuing shares of the Company's Common Stock. The Company intends to significantly increase its advertising and marketing expenses in future periods, including utilizing the remaining balance of advertising purchased with the issuance of Common Stock in exchange for $1,000,000 of advertising to run during the fourth quarter ending January 31, 1999. While the Company is hopeful that its net sales will also increase in future periods so that its advertising and marketing expense will represent a decreasing percentage of net sales, the Company is not able to predict whether its sales will increase by a sufficient amount for this to occur. Furthermore the Company anticipates that it will take advantage of referral site advertising. No assurance can be given that the Company will achieve increased net sales or that marketing expense will decrease as a percentage of sales.

Product Development Expenses

                       Quarter Ended                                     Nine Months
                      ----------------                                 ----------------
                                                                            Ended
                                                                            -----
--------------------------------------------------------------------------------------------------
October 31, 1998      October 31, 1997   % Change   October 31, 1998   October 31, 1997   % Change
-------------------   ----------------   --------   ----------------   ----------------   --------
--------------------------------------------------------------------------------------------------
     $ 663,595            $258,677          157         $2,734,707         $523,419          422
--------------------------------------------------------------------------------------------------

Product development expenses consist primarily of costs incurred by the Company to develop and enhance its Web Site. Product development expenses include compensation and related expenses, depreciation and amortization of computer hardware and software, and the cost of acquiring, designing, developing and editing Web Site content. Product development expenses incurred by the Company for the three months ended October 31, 1998 were approximately $663,595 or approximately 32.3% of net sales. The increase of product development expenses from the same periods in prior years was primarily related to the utilization of additional temporary personnel to enhance features, content and functionality of the Company's Web Site, transaction processing systems and proprietary customer service software. However, utilization of such personnel and, as a result, product development expense have decreased from the quarter ended July 31, 1998. The Company believes that significant investments in enhancing its Web Site will be necessary to become and remain competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

General and Administrative Expenses

                       Quarter Ended                                     Nine Months
                       -------------                                     -----------
                                                                            Ended
                                                                            -----
--------------------------------------------------------------------------------------------------
October 31, 1998      October 31, 1997   % Change   October 31, 1998   October 31, 1997   % Change
-------------------   ----------------   --------   ----------------   ----------------   --------
--------------------------------------------------------------------------------------------------
    $2,366,922             $778,926          204       $10,129,343        $1,572,789         544
--------------------------------------------------------------------------------------------------

General and administrative expenses consist primarily of compensation, rent expense, fees for professional services and other general corporate expenses. General and administrative expenses incurred by the Company for the three months ended October 31, 1998 were $2,366,922, or approximately 115.1% of net sales. The Company recorded $80,000 of nonrecurring expenses related to the resignation of the Company's former Executive Vice President, of which $60,000 remains payable as of October 31, 1998. The increase in such expenses from the previous year resulted primarily from the Company commencing actual sales including hiring additional personnel to handle the increased volume. General and administrative expenses should significantly increase in future periods if the Company is successful in raising additional capital and able to, among other things, increase hiring and expansion of facilities. In addition, the Company experienced an increase in expenses related to legal and other professional fees incurred by the Company from prior periods.

Interest Income and Expense

                       Quarter                                                  Six Months
                       -------                                                  ----------
                        Ended                                                     Ended
                        -----                                                     -----
------------------------------------------------------------------------------------------
                October       October                 October       October
                  31,           31,         %           31,           31,           %
                 1998          1997       Change       1998          1997        Change
              -----------   -----------   -------   -----------   -----------   ----------
------------------------------------------------------------------------------------------
Interest
Expense        $1,681,414       $36,811     4,468    $2,675,188       $43,349       6,071
------------------------------------------------------------------------------------------
Interest
Income         $    6,141         -0-         N/A    $   54,127         -0-           N/A
------------------------------------------------------------------------------------------

Interest income on cash and cash equivalents was $6,141 or approximately .30% of net sales. Interest income earned was due to the Company having certain interest-bearing cash and cash equivalents accounts and decreased from the previous quarter due to lower cash and cash equivalent balances.

Interest expense for the three months ended October 31, 1998 was $1,681,414 or approximately 81.7% of net sales and is partially attributable to accrued interest on Promissory Notes and 8% Convertible Debentures. In addition the noncash charge related to the issuance of below market stock warrants along with the charge for the below market beneficial conversion associated with the 8% Convertible Debentures. In addition the Company has had to incur additional general and administrative expenses related to professional fees related to being a public company, defending actions brought against the Company and expertise required to raise additional capital.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity were cash and cash equivalents derived from public and private sales of the Company's equity and debt securities. The sole source of funds for the Company from the date of inception through October 31, 1998, other than the sale of equity and debt securities, has been from sales of product.

     Capital expenditures from February 1, 1998 through October 31, 1998, were $799,757. The Company has current and long-term capital lease obligations for certain office equipment, the aggregate amount of which, as of October 31, 1998 was $376,208. The Company anticipates a substantial increase in its capital expenditures in 1998 consistent with its anticipated growth; provided that the Company is able to raise sufficient capital to fund that growth.

     The Company experienced a net loss of $18,946,933 and generated net sales of $4,008,467 for the nine month period ended October 31, 1998. THE COMPANY'S ABILITY TO SURVIVE AND GROW FOR THE IMMEDIATE FUTURE WILL DEPEND ON THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL FROM PUBLIC OR PRIVATE EQUITY OR DEBT SOURCES. IN ADDITION, THE COMPANY BELIEVES THAT IT WILL NEED TO PROMPTLY RAISE ADDITIONAL FUNDS IN ORDER TO AVAIL ITSELF OF ANY UNANTICIPATED OPPORTUNITIES (SUCH AS MORE RAPID EXPANSION, ACQUISITIONS OF COMPLEMENTARY BUSINESSES OR THE DEVELOPMENT OF NEW PRODUCTS OR SERVICES), TO REACT TO UNFORESEEN DIFFICULTIES (SUCH AS THE LOSS OF KEY PERSONNEL OR THE REJECTION BY INTERNET USERS OF THE COMPANY'S WEB SITE CONTENT) OR TO OTHERWISE RESPOND TO UNANTICIPATED COMPETITIVE PRESSURES. THE COMPANY HAS USED RATHER THAN PROVIDED CASH FROM ITS OPERATIONS. THESE FACTORS RAISE A SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. IN VIEW OF THE MATTERS DESCRIBED ABOVE, RECOVERABILITY OF A MAJOR PORTION OF THE COMPANY'S RECORDED ASSET AMOUNTS IS DEPENDENT UPON THE COMPANY'S ABILITY TO RAISE SUFFICIENT CAPITAL TO FUND ITS WORKING CAPITAL REQUIREMENTS UNTIL THE COMPANY CAN GENERATE SUFFICIENT SALES VOLUME TO COVER ITS OPERATING EXPENSES.

     Given its lack of operating history and the uncertainty of the Company's ability to continue as a going concern, certain vendors of products sold by the Company are not prepared to advance normal levels of credit to the Company. In addition, a lack of available cash on hand has forced the Company to delay payment to most of its vendors exacerbating the unwillingness of vendors to extend credit to the Company. Such unwillingness to extend credit along with a substantial increase in product volume has caused the Company to exceed its current credit limits, resulting in some vendors refusing to ship to the Company's customers prior to payment. This has in turn slowed delivery to customers, putting the Company at a competitive disadvantage and increasing customer complaints. While the Company has increased its credit lines with some of its vendors and is working to resolve its credit problems with most of its vendors, a lack of capital to finance the Company's operations along with a large volume of sales may cause the Company to once again exceed its current credit limits.

     Subsequent to October 31, 1998, the Company entered into various agreements related to the issuance of debt and equity securities which include the issuance of a $500,000 Convertible Promissory Note on August 25, 1998 which has a due date of six months from the date of issuance. The Convertible Promissory Note carries an interest rate of 8% per annum and may be converted for the principal and accrued interest into common stock at $10.00 per share. In connection with the issuance of the Convertible Promissory Note, the Company issued 50,000 warrants to purchase shares of common stock at an exercise price of $10.00 per share when the Company's common stock was trading at $15.25 per share. The warrants expire on August 20, 2001. Subsequently, on November 5, 1998, the Company agreed to revise the Convertible Promissory Note, Warrant Agreement, and Subscription Agreement to reflect an exercise price of $3.30 per share and a conversion price of $3.30 per share when the Company's common stock was trading at $1.97 per share. The Company also issued warrants to purchase 10,000 shares of common stock to Waldron for acting as the placement agent. The warrants issued to Waldron were issued under the same terms and conditions as the warrants issued with the Convertible Promissory Note but were subsequently revised. The exercise price of these warrants were below market at the time of issuance and will therefore result in additional interest charges of approximately $315,000 over the term of the Convertible Promissory Note. In addition, the conversion price was below market at the time of the issuance and resulted in an additional charge of $262,500 on August 25, 1998 as the Convertible Promissory Note is available for conversion immediately upon the issuance of the Note.

     On September 15, 1998, the Company issued a Promissory Note in the amount of $500,000 which became due at the earlier of the Company receiving $500,000 in additional financing from another source or October 14, 1998. During October, 1998, the Company repaid $200,000. On November 2, 1998, the Company renegotiated the outstanding balance of $300,000 and entered into a new Note which is due at the earlier of the Company receiving $300,000 in additional financing from another source or December 2, 1998. In connection with the renegotiations and issuance of the $300,000 Promissory Note, the Company also issued 30,000 additional warrants to purchase shares of the Company's common stock at an exercise price of $1.65 when the Company's common stock was trading at $1.81 per share. These warrants expire on November 2, 2003. The exercise price of these warrants was below market at the time of issuance and will therefore result in additional interest charges of $4,860. As of December 21, 1998 the Company has not repaid the $300,000 and is currently negotiating to extend the terms of the $300,000 Promissory Note. One of the Company's directors is also a member of the Board of Directors of the corporation to which the Company issued the Promissory Note. The Promissory Note carries an interest rate of 10% per annum and is secured by a Non-Recourse Guaranty and Pledge Agreement by Mr. Robert J. McNulty, a consultant of the Company. In connection with the issuance of the original $500,000 Promissory Note, the Company also issued 30,000 warrants to purchase shares of common stock at an exercise price of $2.25 per share. The warrants expire on September 15, 2003.

     The Company's 10% unsecured Promissory Notes in the principal amount of $1,225,000 were due on November 15, 1998 together with accrued interest thereon. In addition, the Company had a $100,000 Promissory Note come due in December 1998. The Company has not paid the amounts due, which constitutes an Event of Default under the terms of the Notes. The Company is negotiating with certain of the noteholders to either extend the term of the Notes or convert the Notes to equity. A few noteholders have expressed an interest in converting their notes to equity, while others remain insistent upon payment.

     On November 16, 1998, the Company issued 300,000 warrants in connection with the issuance of 8% Convertible Debentures to purchase shares of the Company's common stock at an exercise price of $2.00 when the Company's common stock was trading at $7.25 per share. The exercise price of these warrants was below market at the time of issuance and will therefore result in additional interest charges of approximately $1,575,000.

     As of October 31 1998, the Company's available cash and cash equivalents was minimal. Subsequent to October 31, 1998, the Company issued an additional $2,500,000 of 8% Convertible Debentures (the "Debentures) to existing Debenture holders. The Company received net proceeds of approximately $2,175,000 of which $900,000 was used to repay certain existing debts and the balance was used to fund ongoing operations. At the present time, the Company's available cash and cash equivalents is sufficient to sustain operations through the Company's fiscal year ending January 31, 1999.

     On December 7, 1998 the Company entered into a Secured Promissory Note (the "Note") in the amount of $2,500,000 which has been received net of related fees and commissions, the proceeds of which are being used to fund ongoing operations. The Note is secured by the intellectual property of the Company and certain shares of the Company's Common Stock held by Robert McNulty, the Company's former Chief Executive Officer and founder. The Note carries a 10% interest rate per annum and is due and payable thirty (30) days from the date of the Note; provided, however, if within thirty (30) days from the date of this Note, certain conditions are met, the Payee would have the right at its option until January 10, 1999 to convert the principal amount of the Note together with all accrued but unpaid interest into preferred stock. Mr. McNulty, currently a consultant to and affiliate of the Company, was granted warrants to purchase 130,000 shares of the Company's Common Stock at an exercise price of $8.00 per share in consideration for his pledge of his Common Stock as security for the Note.

     In addition, on December 10, 1998 the Company entered into an Agreement for A Private Equity Line of Common Stock and Warrants Pursuant to Regulation D. The commitment amount is $60 million, with an optional $40 million add-on, with Swartz Private Equity, LLC ("Swartz"). Pursuant to such agreement and subject to some limitations, the Company may periodically require Swartz to purchase a number of shares equal to as much as 25% of the sum of the daily reported trading volumes in the outstanding Common Stock on the OTC Bulletin Board over a twenty trading day period following the date designated in the Company's election to draw down on the line. However, the Company may only require such a purchase after a registration statement for the resale of such shares becomes effective. It is not anticipated that proceeds from this agreement will be available to repay the Secured Promissory Note in the principal amount of $2,500,000 when such note becomes due and payable on January 6, 1999. The Company is currently seeking additional financing to meet that obligation. The Management of the Company believes that its current cash on hand will be sufficient to sustain current operations for the fiscal year ending January 31, 1999 excluding repayment of debt. The Company anticipates that if it can satisfy the conditions to the funding of the Private Equity Line of Common Stock and Warrants, it will have sufficient cash flow to sustain operations for the fiscal year ending January 31, 2000. However, if it is unable to satisfy those conditions, the Company would need to seek additional funds in order to sustain its ongoing operations. There can be no assurance that such capital resources will be available or, if available, that such funding will be on terms acceptable to the Company. In addition, the pendency of lawsuits and the attendant adverse publicity and the recent volatility in the market price of the Company's common stock may not only reduce significantly the liquidity of the Company's stock but also make it difficult for the Company to raise additional capital to sustain its operations and achieve its planned expansion. See "Factors That May Affect Future Performance - SEC Investigation, Interruption Of Trading and Shareholder Litigation."

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

EMPLOYEES

     As of December 11, 1998, the Company employed 121 full-time and 19 part-time employees. This is an increase from January 31, 1998, when the number of employees was 67 full time and 9 part time employees. The Company believes that its future success will depend in part on its ability to attract, hire and maintain qualified personnel. However, the Company believes there will not be a significant increase in employees over the next twelve months. Competition for such personnel in the on-line industry is intense. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes its relationship with its employees to be good.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, the factors discussed below.

The Need for Additional Capital
-------------------------------

     The Company must seek additional financing in order to sustain operations or achieve planned expansion. The Company anticipates that it needs to raise at least $14 million during the next twelve months in the form of debt and/or equity investments in the Company's securities in order to sustain operations or achieve planned expansion. This figure is lower than previously anticipated due to Management's change in the Company's choice of advertising media.
Previously, the Company had used portal advertising, which Management has subsequently determined is not as effective as using "referral site" advertising. Therefore, Management has changed its planned advertising expenditures and program to primarily utilize referral site advertising thus reaping the benefits of substantially lower advertising costs.

     In addition, the Company must seek additional financing in order to repay debt now due and payable or coming due in fiscal 1999. Subsequent to October 31, 1998 the Company had $1,325,000 of unsecured promissory notes (the "Notes") come due which remains unpaid at this time. Currently the Company is negotiating with several of the promissory note holders to extend the terms of their notes or convert their notes to equity. The Company does not expect that all the holders will be willing to convert their notes. The Notes were due in November 15, 1998. As of December 20, 1998 the total arrearage on the Notes including interest was approximately $1,468,000.

     The Company is also negotiating with USFI regarding extending the terms of their secured promissory note in the amount of $300,000 which came due December 2, 1998. As of December 2, 1998 the total arrearages on the USFI note was approximately $305,000. In addition, the Secured Promissory Note in the principal amount of $2,500,000 becomes due and payable on January 6, 1999.

     There can be no assurance that such additional funds will be available or that if available, such additional funds will be on terms acceptable to the Company.

Limited Operating History; Accumulated Deficit; Anticipated Losses; Ability to
------------------------------------------------------------------------------
Continue as a Going Concern
---------------------------

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

     Since inception, the Company has incurred significant losses, and as of October 31, 1998 had an accumulated deficit of approximately $25 million. The Company believes that its success will depend in large part on its ability to
(i) obtain wide-spread name recognition, (ii) provide its customers with an outstanding value and a superior shopping experience, (iii) achieve sufficient sales volume to realize economies of scale, and (iv) successfully coordinate the fulfillment of customer orders without the need to maintain expensive real estate warehousing facilities and personnel. Accordingly, the Company intends to invest heavily in marketing and promotion, site development and technology and operating infrastructure development. The Company also intends to offer attractive pricing programs, which will result in low or even negative gross margins from time to time. Because the Company has relatively low gross margins, achieving profitability depends upon the Company's ability to generate and sustain substantially increased sales levels. As a result, the Company believes that it will incur substantial operating losses for the foreseeable future, and that the rate at which such losses will be incurred may increase significantly from current levels based primarily on marketing expenditures and the timing of those expenditures.

     The Company incurred a net loss of $201,697 and had negative cash flows from operations during the year ended January 31, 1997 of $136,546, and had a shareholders deficit of $78,647 as of January 31, 1997. For the year ended January 31, 1998 the Company had net losses totaling $5,522,029, negative cash flows from operations of $4,842,628 and an accumulated shareholder's equity of $6,580,236. Management raised capital during 1997 and 1998 through private placement offerings of equity and debt securities and completed an initial public offering in the latter part on 1997, which provided funding to continue present operations, marketing and development activities.

     The Company has used a portion of the net proceeds of its initial public offering to fund its operating losses. As of January 31, 1998, the Company had approximately $4.8 million remaining of the net proceeds as of April 30, 1998, the Company had approximately $1.4 million remaining. As of July 31, 1998, the Company had used all of the proceeds from the Company's initial public offering. For the nine months ended October 31, 1998, the Company had net losses totaling $18,946,933, negative cash flows from operations of $8,759,594 and an accumulated deficit of $24,670,659. Although the Company has obtained additional financing subsequent to its initial public offering, the proceeds of such financing, together with cash generated by operations, will be insufficient to fund the Company's anticipated operating losses and repay its current debt until its sales increase to a sufficient level to cover operating expenses. Accordingly, in order to continue to sustain operations and implement its business plan, the Company must raise additional funds. There can be no assurance that such financing will be available, if at all, in amounts or on terms acceptable to the Company. In addition, the investigation by the SEC of trading in the Company's stock, the pendency of several class action suits against the Company, and related adverse publicity may also make it difficult for the Company to raise additional capital to continue its development. See "Legal Proceedings."

Unpredictability of Future Revenues; Potential Fluctuations in Quarterly
------------------------------------------------------------------------
Operating Results; Seasonality
------------------------------

     As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues. Sales and operating results generally depend on the volume of, timing of, and ability to fulfill orders received, which are difficult to forecast. The Company anticipates its revenues will be insufficient to fund its operations on an ongoing basis until revenues grow substantially. Furthermore, the Company will not be able to adjust spending in a timely manner to compensate for the anticipated revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures could have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations.

     The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors which may adversely effect the Company's quarterly operating results include: (i) the Company's ability to obtain and retain customers, attract new customers at a steady rate, maintain customer satisfaction and establish consumer confidence in conducting transactions on the Internet environment, (ii) the Company's ability to manage fulfillment operations electronically and without warehouse facilities and to establish competitive gross margins, (iii) the announcement or introduction of new Web Sites, services and products by the Company and its competitors, (iv) price competition or higher vendor prices coupled with fluctuations in payment terms,
(v) the level of use and consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's Web Site, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to the expansion of the Company's business, operations and infrastructure, (x) delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems, (xi) the level of merchandise returns expected by the Company, (xii) governmental regulation and taxation, (xiii) economic conditions specific to the Internet and online commerce, and (xiv) general economic conditions. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Risk of Capacity Constraints; Reliance on Internally Developed Systems; System
------------------------------------------------------------------------------
Development Risks
-----------------

     A key element of the Company's strategy is to generate a high volume of traffic on, and use of, its Web Site. Accordingly, the satisfactory performance, reliability and availability of the Company's Web Site, transaction-processing systems and network infrastructure are critical to the Company's reputation and its ability to attract and retain customers, as well as maintain adequate customer service levels. The Company's revenues depend on the number of visitors who shop on its Web Site and the volume of orders it fulfills. Any systems interruptions that result in the unavailability of the Company's Web Site or reduced order fulfillment process would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings. The Company may experience periodic systems interruptions from time to time. Currently, the Company is experiencing a significant increase in customer telephone inquiries regarding pending orders resulting in an overload of its telephone system. The telephone system requires major enhancements immediately to handle the current telephone volume. Any substantial increase in the volume of traffic on the Company's Web Site or the number of orders placed by customers will require the Company to expand and upgrade further its technology, transaction-processing systems and network infrastructure. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web Site or timely expand and upgrade its systems and infrastructure to accommodate such increases.

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

Risk of System Failure; Single Site and Order Interface
-------------------------------------------------------

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

Management of Potential Growth; New Management Team;
----------------------------------------------------
Limited Senior Management Resources
-----------------------------------

     The Company has rapidly and significantly expanded its operations, and anticipates that further significant expansion will be required to address potential growth in its customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operations and financial resources. From January 31, 1997 to January 31, 1998, the Company expanded from 4 employees to 67 full time and 9 part time employees, respectively, and has since grown to 121 full time and 19 part time employees as of December 11, 1998. Some of the Company's senior management joined the Company within the last year, and some officers have no prior senior management experience at public companies. The Company's new employees include a number of managerial, technical and operations personnel who have not yet been fully integrated into the Company's operations. To manage the increase in personnel and the expected growth of its operations, the Company will be required to improve existing, and implement new, transaction-processing, operational and financial systems, procedures and controls, and to train and manage its already expanded employee base. Although the Company believes that there will not be a significant increase in the number of employees over the next twelve months, the Company may be required to increase its finance, administrative and operations staff. Further, the Company's management will be required to maintain and expand its relationships with various manufacturers, distributors, freight companies, other Web Sites, other Internet Service Providers and other third parties necessary to the Company's operations. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company's management will be able to successfully identify, manage, and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results of operations would be materially adversely affected.

Dependence of Continued Growth of Online Commerce
-------------------------------------------------

     The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by consumers. Rapid growth in the use of and interest in the Web, the Internet and other online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced products and services over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. The Company relies, and will continue to rely, on consumers who have historically used traditional means of commerce to purchase merchandise. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information.

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

Rapid Technological Change
--------------------------

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

Year 2000
---------

     The Company will be interacting with certain computer programs in connection with credit card transactions and programs used by the Company's vendors and suppliers. These programs may refer to annual dates only by the last two digits, e.g., "97" for "1997." Problems are anticipated to arise for many of these programs in the year 2000

("Year 2000 Problems"). The Company has taken this problem into account with respect to its own internal programs and believes that its own internal software is not susceptible to Year 2000 Problems. However, the Company has not made a formal assessment of programs used by service providers or other third parties, including the financial institutions processing credit card transactions, with which the Company may have to interact, nor the Company's vulnerability which may result from any such party's failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company's systems and the Company's business, prospects, financial condition and results of operations.

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

SEC Investigation and Shareholder Litigation
--------------------------------------------

     The Company is party to an ongoing investigation by the Securities and Exchange Commission ("SEC") and various lawsuits, each discussed more fully herein under "Legal Proceedings." The Company is devoting management time and effort in its cooperation with the SEC investigation and its vigorous defense of the lawsuits to which it is a party. Diversion of management time and effort from the Company's operations and the implementation of the Company's business plan may adversely and significantly affect the Company and its business. The continued pendency of litigation may make it difficult for the Company to raise additional capital to continue its development and expansion and to attract and retain talented executives.

Debentures, Warrants and Options; Potential Dilution and
--------------------------------------------------------
Adverse Impact on Additional Financing
--------------------------------------

     As of December 8, 1998, the Company had outstanding options and warrants to purchase an aggregate of 5,998,146 shares of Common Stock. The Company is also obligated to issue a currently indeterminate number of shares of Common Stock upon conversion of the Debentures and exercise of the warrants issued in connection with the Debentures (the "Warrants"). The exact number of shares of Common Stock issuable pursuant to such conversion cannot be estimated with certainty because, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock at the time of such conversion. The Debentures are also subject to various adjustments to prevent dilution resulting from stock splits, stock dividends or similar transactions. Further, the Company may, at its election, choose to issue additional shares of Common Stock in lieu of cash payments of accrued interest due to the holders of the Debentures. If all of the Debentures had been converted and the Warrants issued to the holders of the Debentures had been exercised on October 31, 1998, the Company would have been obligated to issue 7,500,000 shares of Common Stock in respect thereto, exclusive of interest on the Debentures and shares issuable upon exercise of the Warrants issued to the placement agent. Between November 25, 1998 and December 8, 1998, Debentures in the aggregate principal amount of $2,500,000 were converted, principal and interest, for an aggregate total of 1,790,389 shares of Common Stock.

     Each holder of the Debentures has agreed contractually not to convert the Debentures to the extent that such conversion would result in such holder and its affiliates beneficially owning more than 9.99% of the then outstanding Common Stock unless at such time the Company is in default under any provision of the Debentures or under the relevant Securities Purchase Agreement between the Company and the holder of the Debentures, or any of the agreements contemplated therein.

     The issuance of securities subsequent to the issuance of the Debentures and prior to the end of an agreed upon period allows the holders of the Debentures to convert into Common Stock at 90% of the conversion rate originally agreed upon. In addition, the holders of the Debentures may require the Company to immediately redeem all outstanding Debentures or any portion outstanding in cash.

     The volatility of the trading price of the Company's Common Stock may affect dilution associated with the exercise of warrants or conversion of convertible securities. Even if exercise prices and conversion rates are fixed at or in relation to the market price at the time of issuance, they are frequently adjusted in the event that securities are subsequently issued at a lower price. As the trading price fluctuates and the Company continues to rely on equity financing, the Company may be required to issue securities at prices which cause such adjustments to exercise prices or conversion rates and possibly increase the dilution of the interests of the Company's shareholders upon the exercise or conversion of any such convertible securities. See "--Volatility of Stock Price."

     To the extent that such options and warrants are exercised, shares of Common Stock are issued in lieu of payment of accrued interest or the Debentures are converted, substantial dilution of the interests of the Company's shareholders is likely to result and the market price of the Common Stock may be materially adversely affected. Such dilution will be greater if the future market price of the Common Stock decreases. For the life of the warrants, options and Debentures, the holders will have the opportunity to profit from a rise in the price of the Common Stock. The existence of the warrants, options and Debentures is likely to affect materially and adversely the terms on which the Company can obtain additional financing and the holders of the warrants, options and Debentures can be expected to exercise them at a time when the Company would otherwise, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to the Company than those provided by the warrants, options and Debentures.

Dependence on Key Personnel; Need for Additional Personnel
----------------------------------------------------------

     The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly Frank Denny, the Chairman of the Board of Directors, and Mark S. Winkler, its Chief Information and Technology Officer. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company has entered into written employment agreements with Mr. Markley for three years terminating on May 31, 2001, and with Mr. Winkler for one year ending May 20, 1998 which subsequently renewed for one year pursuant to an automatic renewal provision therein. Under his employment agreement, Mr. Winkler may only be terminated for "cause." The Company has decided not to maintain a $1,000,000 "key man" life insurance policy on the life of Mr. Markley. The Company's future success depends on its ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate and retain sufficiently qualified personnel. In particular, the Company may encounter difficulties in attracting and retaining a sufficient number of software developers for its Web Site and transaction-processing systems, and there can be no assurance that the Company will be able to retain and attract such developers. The investigation by the SEC, the pending class action litigation, and the attendant adverse publicity may also make it difficult for the Company to attract such developers and other qualified personnel to the Company. See "Legal Proceedings." The failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Online Commerce Security Risks
------------------------------

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

Risks of International Expansion
--------------------------------

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

Competition
-----------

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

Reliance on Certain Suppliers and Shippers
------------------------------------------

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

Availability of Merchandise; Vendor Credit for the Company
----------------------------------------------------------

     Although the Company's merchandising division maintains relationships with vendors which it believes will offer competitive sources of supply, and believes that other sources are available for most of the merchandise it will sell or may sell in the future, there can be no assurance that Shopping.com will be able to obtain the quantity of brand or quality of items that management believes are optimum. The unavailability of certain product lines could adversely impact the Company's operating results. Given its lack of operating history and the uncertainty of the Company's ability to continue as a going concern, certain vendors of products sold by the Company are not prepared to advance normal levels of credit to the Company. In addition, a lack of available cash on hand has forced the Company to delay payment to most of its vendors exacerbating the unwillingness of vendors to extend credit to the Company. Such unwillingness to extend credit along with a substantial increase in product volume has caused the Company to exceed its current credit limits, resulting in some vendors refusing to ship to the Company's customers prior to payment. This has in turn slowed delivery to customers, putting the Company at a competitive disadvantage and increasing customer complaints. While the Company has increased its credit lines with some of its vendors and is working to resolve its credit problems with most of its vendors, a lack of capital to finance the Company's operations along with a large volume of sales may cause the Company to once again exceed its current credit limits. The interruption of the trading of the Company's stock on the over-the-counter bulletin board during March and April, 1998 made vendors reluctant to extend credit to the Company. In addition, the investigation by the SEC and the continuation of the attendant adverse publicity may continue to make vendors reluctant to extend credit to the Company.

Risks Associated with Entry into New Business Areas
---------------------------------------------------

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

Limited Protection of Intellectual Property and Proprietary Rights
------------------------------------------------------------------

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

Governmental Regulation and Legal Uncertainties
-----------------------------------------------

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

Sales and Other Taxes
---------------------

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

Risks Associated with Domain Names
----------------------------------

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

Risks of Business Combinations and Strategic Alliances
------------------------------------------------------

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

Volatility of Stock Price
-------------------------

     The trading price of the Common Stock has been highly volatile and subject to wide fluctuations and is likely to remain so in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats or new products or services by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and online commerce industries, changes in the market valuations of other Internet, online service or retail companies, announcements by the Company of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of Common Stock and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company's operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. Additional such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Shares Eligible for Future Sale
-------------------------------

     Sales of substantial amounts of the Company's Common Stock in the public market after any conversion of the 8% Convertible Debentures into shares of the Company's Common Stock and any registration of such shares could adversely affect prevailing market prices for the Common Stock. Such shares of Common Stock will be freely tradeable without restriction in the public market. As a consequence, the ability of the Company to raise any additional financing which may be needed by the Company or the ability to raise such additional financing on terms acceptable to the Company may be adversely affected.


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     In March of 1998, the Company became aware that the Securities and Exchange Commission (the "SEC") had initiated a private investigation to determine whether the Company, Waldron & Co., Inc. ("Waldron"), then the principal market maker in the Company's stock, or any of their officers, directors, employees, affiliates or others had engaged in activities in connection with transactions in the Company's stock in violation of the federal securities laws. The SEC suspended trading in the Company's stock from 9:30 a.m. EST, March 24, 1998 through 11:59 p.m. EDT on April 6, 1998 pursuant to Section 12(k) of the Securities Exchange Act of 1934. On April 30, 1998, the National Association of Securities Dealers ("NASD") permitted the Company's Common Stock to resume trading on the electronic bulletin boards beginning on April 30, 1998. Because the SEC has not alleged any violations, it is difficult to predict the outcome of their investigation. The Company continues, however, to fully cooperate with the SEC inquiry. Nevertheless, the investigation by the SEC, and the attendant adverse publicity may not only reduce significantly the liquidity of that stock but also make it difficult for the Company to raise additional capital to continue its development and expansion. The inability of the Company to raise additional capital would have material adverse effect on the Company's business, prospects, financial condition and results of operations and may prevent the Company from carrying out its business plan.

     On May 6, 1998 Steven T. Moore on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998 filed suit in United States District Court for the Central District of California alleging violations of the federal securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and one other broker-dealer and two of those firm's executives. The complaint charges that the defendants "participated in a scheme and wrongful course of business to manipulate the price of [the Company's] stock, which included: (i) defendant Waldron's refusal to execute sell orders; (ii) the use of illegal stock parking; (iii) the use of illegal above-market buy-ins to intimidate and dissuade potential short sellers from selling [Company] stock short; (iv) the sale of [Company] shares to discretionary accounts without regard to suitability; and (v) the dissemination of materially false and misleading statements about [the Company's] operating performance and its future prospects." The complaint further alleges that the Company "secretly arranged to sell $250,000 of product to Waldron as part of defendants' effort to have [the Company] post revenue growth prior to the [Company's] planned [initial public offering]," that such sales constituted almost 25% of the Company's revenues between its inception and March 26, 1998 and that the Company did not disclose such sales or their significance in the Prospectus used in the Company's initial public offering. The plaintiff seeks compensatory damages in an unspecified amount, attorneys' fees and costs, injunctive relief, disgorgement or restitution of the proceeds of the Company's IPO and the defendants' profits from trading in the Company's stock, and the imposition of a constructive trust over the Company's revenues and profits. By order dated December 4, 1998, the plaintiffs were granted leave to file a second amended consolidated complaint on behalf of each of the federal court actions. The second amended complaint has since been filed.

     On April 28, 1998, Abraham Garfinkel on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998, filed suit in the United States District Court for the Central District of California alleging violation of the federal securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and Cery Perle, an affiliate of Waldron. The complaint alleges that defendants acted in concert with each other to manipulate the price of the Company's stock by, inter alia, "work[ing] closely with defendant McNulty on a weekly basis whereby defendant McNulty would pass the supposedly confidential information of those who had 'hit' or contacted Shopping's website." The complaint alleges that the defendants also manipulated the market by engaging in conduct similar to that alleged in the Martucci and Moore actions. The complaint also alleges that the Company's prospectus was misleading by the failure to disclose sales to Waldron as discussed above. The plaintiffs seek damages similar to that sought by Martucci and Moore. By order dated December 4, 1998, the plaintiffs were granted leave to file a second amended consolidated complaint on behalf of each of the federal court actions. The second amended complaint has since been filed.

     The second amended consolidated complaint filed in each of the federal court actions expands the class period from the period beginning November 25, 1997 and ending March 26, 1998 to the period beginning November 25, 1997 and ending August 30, 1998. Further, the second amended complaint has added counts for violation of sections 11 and 12(2) of the Securities Act of 1933, as amended, as well as section 9 of the Securities Exchange Act of 1934.

     On July 1, 1998, Mr. Garfinkel filed a companion state court complaint in the Orange County Superior Court based on virtually the same operative facts as the federal court claim. The state court action alleges claims for negligent misrepresentation, common law fraud and deceit as well as violation of sections 25400, 25402 and 25500 of the California Corporations Code.

     On April 16, 1998, Michael A. Martucci on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998, filed suit in the California Superior Court for the County of Orange alleging violations of the California securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and one other broker-dealer and two of those firm's executives. The complaint charges that the defendants "participated in a scheme and wrongful course of business to manipulate the price of [the Company's] stock, which included: (i) defendant Waldron's refusal to execute sell orders; (ii) the use of illegal stock parking; (iii) the use of illegal above-market buy-ins to intimidate and dissuade potential short sellers from selling [Company] stock short; (iv) the sale of [Company] shares to discretionary accounts without regard to suitability; and (v) the dissemination of materially false and misleading statements about [the Company's] operating performance and its future prospects." The complaint further alleges that the Company "secretly arranged to sell $250,000 of product to Waldron as part of defendants' effort to have [the Company] post revenue growth prior to the [Company's] planned [initial public offering]," that such sales constituted almost 25% of the Company's revenues between its inception and March 26, 1998 and that the Company did not disclose such sales or their significance in the Prospectus used in the Company's initial public offering. The plaintiff seeks compensatory damages in an unspecified amount, attorneys' fees and costs, injunctive relief, disgorgement or restitution of the proceeds of the Company's IPO and the defendants' profits from trading in the Company' s stock, and the imposition of a constructive trust over the Company's revenues and profits. By order dated December 4, 1998, the plaintiffs were granted leave to file a second amended consolidated complaint on behalf of each of the federal court actions. The second amended complaint has since been filed.

     On May 13, 1998, Kate McCarthy, on behalf of all persons who purchased shares of the Company's stock between November 25, 1997 and March 26, 1998, filed suit in the Orange County Superior Court alleging violation of the California securities laws by the Company, Robert McNulty, Douglas Hay, Waldron and Cery Perle. The complaint alleges that defendants acted in concert with each other to manipulate the price of the Company's stock by, inter alia, "work[ing] closely with defendant McNulty on a weekly basis whereby defendant McNulty would pass the supposedly confidential information of those who had 'hit' or contacted Shopping's website." The complaint alleges that the defendants also manipulated the market by engaging in conduct similar to that alleged in the Martucci and Moore actions. The complaint also alleges that the Company's prospectus was misleading by the failure to disclose sales to Waldron as discussed above. The plaintiffs seek damages similar to that sought by Martucci and Moore.

     The individual actions in Orange County superior Court have been consolidated as well. The plaintiffs have filed a second amended complaint which increased the class period to the period beginning November 25, 1997 and ending August 30, 1998. The amended pleading added causes of action for violation of California Corporations Code sections 25401 and 25501 against all defendants as well as sections 25504 and 25504.1 against defendants Robert J. McNulty and Douglas R. Hay.

     On or about March 27, Gladstone, et al. filed a complaint against the company as well as its underwriters in the United States District Court for the Southern district of New York contending that the Company's common stock was being manipulated in violation of federal securities laws. The plaintiffs seeks equitable relief in the form of a temporary restraining order and order to show cause regarding the issuance of a preliminary injunction to enjoin certain trading of the Company's stock. The plaintiffs also requested that they be given the right to conduct expedited discovery. On March 30, 1998, the federal court, the Hon. Edelstein presiding, denied the temporary restraining order, denied order to show cause, denied the request for expedited discovery and ordered the case transferred to the United States District Court for the Central District of California. The plaintiffs have filed a first amended complaint against the Company and Mr. McNulty in the United States District Court for the Central District of California which alleges the same claims as the New York federal court action. The Company has yet to respond to the amended pleading but will vigorously defend the same.

     The Company denies that it engaged in any of the acts alleged in any of the above complaints and intends to defend against these actions vigorously. Nonetheless, and despite the Company's insurance coverage for such actions, the class action suits may be very harmful to the Company. Diversion of management time and effort from the Company's operations and the implementation of the Company's business plan at this crucial time in the Company's development may adversely and significantly affect the Company and its business. The continued pendency of this litigation may make it difficult for the Company to raise additional capital to continue its development and expansion and to attract and retain talented executives. The inability of the Company to raise additional capital would have material adverse effect on the Company's business, prospects, financial condition and results of operations and may prevent the Company from carrying out its business plan.

     On July 8, 1997, Brian Leneck, a former officer of the Company, resigned. By letter dated July 10, 1997, Robert McNulty, the former Chief Executive Officer of the Company, tendered payment to Leneck to buy back 140,000 shares of Common Stock of the Company pursuant to a shareholder agreement. Leneck rejected the tender, claiming that the amount was not the fair market value of the shares. On March 17, 1998, Leneck filed a lawsuit in Orange County Superior Court of California against the Company, Robert McNulty and three members of the Board of Directors at the time, Bill Gross, Edward Bradley and Paul Hill. Leneck's lawsuit seeks damages for breach of contract, conversion, and breach of fiduciary duty with respect to 70,000 shares. The Company believes that it has meritorious defenses, as well as affirmative claims, against Leneck and intends to vigorously protect its rights in this matter. On March 27, 1998, the Company filed a lawsuit in Orange County Superior Court against Leneck asserting, inter alia, breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, declaratory relief and specific performance. Subsequently, the charges against Bill Gross, Edward Bradley and Paul Hill were dismissed with prejudice.

     On November 23, 1998 Ray Fisk filed a complaint against the Company for breach of contract arising out of that certain Unsecured Promissory Note dated May 15, 1998 in the principal sum of $50,000 due and payable on or about November 15, 1998. The Company does not dispute its obligation under the terms of the note. In a similar circumstance, the Company received correspondence dated December 17, 1998 from counsel to Daniel Kern, a noteholder who demanded payment on the principal sum of $100,000 together with accrued interest. The Company does not dispute this obligation. The noteholder also claims that the quiet filing of the Company's registration statement on Form S-1 is misleading because it fails to disclose that the Company could not or would not make payment on the note. The Company vigorously disputes this contention.

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

     By written contracts dated December 12, 1997, the Company retained SoftAware, Inc. to provide facilities and services relative to the maintenance, location and supply of T1 lines to the Company's servers. Subsequent to the execution of the contracts, SoftAware, Inc. experienced a prolonged electrical outage which resulted in the disruption of Internet access and communications. Based upon this and other factors, the Company determined that SoftAware, Inc. was incapable of performing under the agreements and declined to proceed. By letter dated May 22, 1998, SoftAware, Inc.'s counsel made written demand upon the Company for $120,000.00 which purportedly reflected the compensatory damages SoftAware suffered as a direct and proximate result of the Company's refusal to proceed with performance under the contract. The Company rejected this demand and offered to reimburse SoftAware, Inc. for reasonable costs incurred in reliance on the contracts in an amount less than $3,000. SoftAware, Inc. has rejected this offer and the parties are continuing settlement negotiations.

     On September 12, 1998 the Company was served with a summons and complaint by MTS, Incorporated filed in Sacramento County Superior Court of California for damages arising out of the Company's as well as two other merchants' sale of the video "Titanic" at below cost thereby purportedly constituting violation of section 17043 and 17044 of California's Business and Professions Code as well as the California Unfair Business Practices Act (Cal. Bus. & Prof. Code section 17200 et. seq.). The complaint alleges damages in excess of $25,000.00, that sum trebled should a statutory violation be established, and attorneys' fees and costs. The Company has not had an opportunity to investigate the allegations of the complaint. Accordingly, a reasonable assessment of the Company's potential exposure cannot be made until such time as discovery is completed. The action will, however, require the engagement of defense counsel and it is estimated that substantial attorney fees may be incurred should litigation proceed to trial.

     On December 4, 1998, the Company received correspondence from counsel for Yahoo! Inc. alleging breach of contract arising out of two agreements. Despite acknowledging receipt of $200,000 from the Company in connection with these contracts, it is contended that the alleged breach of the agreements entitles Yahoo! Inc. to recover damages in excess of $2 million. Though the Company has not had the opportunity to fully investigate Yahoo!'s demands, the entitlement and measure of damages are disputed. Nevertheless, a reasonable assessment of the Company's potential liability cannot be made at this time.

     The Company is involved in two other labor related disputes. Although it is not possible to predict the outcome of these disputes, or any future claims against the Company related hereto, the Company believes that such disputes will not, either individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.



Item 2. Changes in Securities
        ---------------------

     The following are all securities sold by Registrant within the past three
(3) years without registering the securities under the Securities Act/1/:


                   DATE                   TITLE                AMOUNT

(1)  (a)  March 1997-June 1997      Common Stock        1,282,500 Shares

     (b) There were no underwriters used in connection with this offering. 1,150,000 shares of Common Stock were offered and sold to Robert J. McNulty, CEO of the Registrant. Subsequently, Mr. McNulty gifted an aggregate of 325,000 of such shares to various employees of the Company for no consideration. In addition, the Company

______________________

/1/ All share amounts and related information reflect a one-for-two reverse stock split effective upon the effective date of the Company's initial public offering. The warrants to purchase 122,500 shares of the Company's Common Stock issued to Waldron & Co., Inc. as the Underwriters' Representative are not included because such warrants were registered in connection with the Company's initial public offering. As of December 8, 1998, the Company had issued 2,605,250 options, largely to employees, officers and directors.

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

     (e) Not Applicable.

                  DATE                      TITLE                AMOUNT

(2)  (a)  March 1997-April 1997    Series A Preferred Stock   750,000 Shares
                                   Warrants for               375,000 Warrants
                                   Common Stock

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


                DATE                  TITLE                  AMOUNT

(3)  (a)    April 1997        Series B Preferred Stock   536,500 Shares
            -September 1997   Warrants for               268,250 Warrants
                              Common Stock

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

     (e) Not applicable.

               DATE                     TITLE               AMOUNT

(4)  (a)  June 1997-Sept. 1997      Promissory Notes      $1,150,000
                                    Warrants for             382,950 Warrants
                                    Common Stock

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

     (e) The Warrants are exercisable for five years for the purchase of one share of Common Stock at an exercise price of $6.00 per share. As of December 7, 1998, 83,250 Warrants had been exercised in a "cashless" exercise and 44,575 shares of the Company's Common Stock had been issued.

              DATE                TITLE                AMOUNT

(5)  (a)   April 1997          Common Stock         8,000 Shares

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

     (e) Not applicable.

                 DATE                TITLE                AMOUNT

(6)  (a)     September 1997       Common Stock         125,000 Shares
                                  Promissory Note     $600,000
                                  Warrants for         199,800 Shares
                                  Common Stock

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

              DATE                TITLE                AMOUNT

(7)  (a)  February 1998        Common Stock         47,059 Shares

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

                 DATE             TITLE             AMOUNT

(8)      (a)   May 1998      Warrants for            132,500  Shares
                             Common Stock
                             Promissory Notes        $1,325,000

     (b) Waldron & Co., Inc. acted as placement agent in connection with this private placement and was paid 7% of the total amount raised plus an expense allowance of 3%.

     (c) The shares were offered pursuant to Subscription Agreements, Promissory Notes and Warrant Agreements between the Company and individual investors, each dated May 15, 1998 (except Mr. Kern's dated June 8, 1998). Pursuant to the Subscription Agreements, each investor purchased units consisting of a promissory Note in the principal amount of $25,000 bearing interest at an annual rate of 10% interest and principal payable November 15, 1998 and warrants to purchase 2,500 shares of the Company's Common Stock at an exercise price of $14.00 per share. The units were sold to Ray Fisk (two units), Mike Weikamp (four units), Jon Aubry (twenty units), William Schweitzer (two units), Zahra Khiaban (three units), Carlos Beharie (sixteen units), Tony Nikolich (two units) and Daniel E. Kern (four units). A total consideration of $1,325,000 was paid in this offering.

     (d) The Company relied on Section 4(2) and Regulation D Rule 505 promulgated by the Securities and Exchange Commission as the exemption from registration. The investors were all accredited investors.

                 DATE             TITLE             AMOUNT

(9)  (a)  June, July and      8% Convertible         $5,000,000
          November 1998       Debentures Due
                              in 2 years

                              Warrants for           1 share for every
                              Common Stock           2 shares issued upon
                                                     conversion of the
                                                     Debenture

     (b) Trautman, Kramer & Company, Incorporated ("Trautman") acted as placement agent in connection with this private placement, receiving 9% of the net proceeds for the first tranche and 15% of the net proceeds for the second tranche with the proceeds going to or on behalf of Trautman or affiliates of Trautman. In addition,

Waldron received 1% of the net proceeds of the first tranche. The Debentures in the aggregate amount of $5,000,000 were sold to ten accredited investors. Subject to certain restrictions on the ability of the holders of the Debentures to convert, the Debentures are convertible into shares of the Company's Common Stock at a conversion price for each share of Common Stock equal to the lower of
(i) the lowest market price for any three trading days selected by the Debenture holder from the thirty trading days prior to the conversion, or (ii) $16.00.

     (c)   The total consideration was $5,000,000.

     (d) The issuer relied on Section 4(2) and Regulation D Rule 506 promulgated by the Securities and Exchange Commission as the exemption from registration. Each investor was an accredited investor.

          DATE                TITLE                AMOUNT

(10) (a)  June 1998           Warrants for Common       300,000 Shares
                              Stock

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

     (e) The warrants are exercisable after December 15, 1998 until June 15, 2003 at $21.92 per share.

          DATE                TITLE                AMOUNT

(11) (a) June 1998            Warrants for Common       33,000 Shares
                              Stock

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


         DATE                 TITLE                AMOUNT

(12) (a) July 1998            Common Stock               7,500 Shares
                              Warrants for Common       20,000 Shares
                              Stock

     (b) There were no underwriters in connection with this offering. The placement agent for the private placement of the 8% Convertible Debentures and its affiliates were issued the warrants.

     (c) The Common Stock and warrants were issued as consideration for the placement agent's services and for waiver of certain of its contractual rights.

     (d) The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Act.

     (e) The warrants are exercisable at $16.00 per share until July 31, 2003.

         DATE                 TITLE                AMOUNT

(13) (a) August 1998          Warrants for Common             2,936
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

     (e) 1,079 shares are exercisable at $22.25 until February 2, 2000. 1,857 shares are exercisable at $14.75 until December 18, 1999.

         DATE                 TITLE                AMOUNT

(14) (a) August 1998          Warrants for
                              Common Stock             60,000 shares
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

         DATE                 TITLE                AMOUNT

(15) (a) August 1998          Common Stock             66,667 Shares

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

         DATE                 TITLE                AMOUNT

(16) (a) September 1998       Warrants for             10,000 Shares
                              Common Stock

     (b) There were no underwriters in connection with that offering. The warrants were issued to a consultant retained to assist the Company in securing additional capital.

     (c) The consideration was the provision of consulting services.

     (d) The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Act.

     (e) The warrants are exercisable at $2.00 per share until October 1, 2003.

         DATE                      TITLE                 AMOUNT

(17) (a) September 1998            Common Stock             255,474 Shares

     (b) There were no underwritings in connection with that offering.

     (c) The consideration was conversion of $350,000 of debt owed to Robert McNulty at a price of $1.37 per share.

     (d) The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Act.


          DATE                     TITLE                 AMOUNT

(18) (a)  October and              Warrants for Common      300,000 Shares
          November 1998            Stock

     (b) There were no underwriters in connection with this offering. The placement agent for the private placement of the 8% Convertible Debentures and its affiliates and designees were issued the warrants.

     (c) The warrants were issued as consideration for the placement agent's services.

     (d) The Company relied on Section 4(2) of the Securities Act of 1993, as amended, and Regulation D promulgated under the Act.

     (e) The warrants are exercisable at $2.00 per share for five years from their issuance.


         DATE                      TITLE                 AMOUNT

(19) (a)  November 1998            Promissory Note          $300,000
                                   Warrants for             30,000 Shares
                                   Common Stock

     (b)  There were no underwriters used in connection with this offering.
The securities were issued to USFI Holdings, Inc. in connection with partial repayment of a loan to the Company. Robert McNulty, the former Chief Executive Officer of the Company, is a director of the note holder.

     (c) The Note was issued at face value for the outstanding balance of a loan to the Company. One warrant was issued for each $10 principal amount of the Note.

     (d) The issuer relied on Section 4(2) of the Securities Act of 1933, as amended.
     (e) The Warrants are exercisable for five years for the purchase of one share of stock at a strike price of $1.65 per share.

          DATE                TITLE                     AMOUNT

(20) (a)  November -          Common Stock              1,790,339 shares
          December 1998       Warrants                  865,943   shares

     (b)  There were no underwriters used in connection with this offering.

     (c) The securities were issued to holders of the 8% Convertible Debentures ("Debentures") upon conversion of Debentures in the principal amount of $2,500,000.

     (d) The issuer relied on Section 4(2) of the Act, and Regulation D, Rule 506 promulgated under the Act.

     (e) Warrants to purchase 782,608 shares have an exercise price of $1.725 and Warrants to purchase 83,335 shares have an exercise price of $1.80. The Warrants expire after five years following the initial closing date of the Debentures converted.

          DATE                TITLE                     AMOUNT

(21) (a)  December 1998       Warrants to purchase      130,000 shares
                              Common Stock

     (b)   There were no underwriters used in connection with this offering.

     (c) The securities were issued to Robert McNulty, a consultant to and affiliate of the Company, in consideration for a pledge of Mr. McNulty's stock as security for the $2,500,000 Promissory Note.

     (d)   The issuer relied on Section 4(2) of the Act.

     (e)   The warrants have an exercise price of $8.00 per share.

          DATE               TITLE                     AMOUNT

(22) (a)  December 1998       Secured Promissory Note   $2,500,000
                              Warrants to purchase      500,000 shares
                              Common Stock

     (b) Trautman, Kramer & Company, Incorporated acted as placement agent and received 10% of the face amount of the note.

     (c) The warrants were issued to the holder of the Secured Promissory Note, John Gainsford, in consideration for the $2,500,000 principal amount of the Secured Promissory Note.

     (d)  The issuer relied on Section 4(2) of the Act.

     (e) The Secured Promissory Note carries an interest rate of 10% per annum and is due and payable thirty days from December 7, 1998; provided, however, that the holder may, upon the occurrence of certain conditions, convert the balance owed under the Secured Promissory Note, principal and interest, into shares of the Company's Common Stock. The warrants have an exercise price of $7.00 per share and a term of three years.

          DATE           TITLE                          AMOUNT

(23) (a)  December 1998  Warrants to purchase           490,385 shares
                         Common Stock

     (b) Wall & Broad Equities acted as a finder and will receive from the Company 2% of the total price per share paid by Swartz pursuant to the Regulation D Common Stock Private Equity Line Subscription Agreement (hereinafter referred to as "Private Equity Line of Common Stock and Warrants Pursuant to Regulation D").

     (c) The warrants were issued to Swartz Private Equity, LLC ("Swartz") in consideration for Swartz entering into the Private Equity Line of Common Stock and Warrants Pursuant to Regulation D. The warrants expire seven years after the Date of Issuance. the $2,500,000 principal amount of the Secured Promissory Note.

     (d)  The issuer relied on Section 4(2) of the Act.

     (e) The warrants have an exercise price of $8.375 per share and a term of seven years.

              Date                 Title                  Amount
(24) (a)  November 1998      Warrants to Purchase      18,767 shares
                             Common Stock

     (b)  There were no underwriters used in connection with this placement.

     (c) The warrants were issued to Mark Asdourian, legal counsel to the Company, as compensation for services rendered.

     (d)  The Company relied on the exemption in Section 4(2) of the Act.

     (e) The warrants have an exercise price of $1.781 per share, which was the market price on the date of grant, and expire on November 6, 2003.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     Subsequent to October 31, 1998 the Company had $1,325,000 of unsecured promissory notes (the "Notes") come due which remains unpaid at this time. Currently the Company is negotiating with several of the promissory note holders to extend the terms of their notes or convert their notes to equity. The Company does not expect that all the holders will be willing to convert their notes. The Notes were due in November 15, 1998. As of December 20, 1998 the total arrearage on the Notes including interest was approximately $1,468,000.

     The Company is also negotiating with USFI regarding extending the terms of their secured promissory note in the amount of $300,000 which came due December 2, 1998. As of December 2, 1998 the total arrearages on the USFI note was approximately $305,000.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     None

Item 5.  Other Information
         -----------------

     On August 31, 1998, Mr. Michael Miramontes resigned his employment effective June 12, 1998. Pursuant to a Resignation Agreement dated August 31, 1998 between the Company and Mr. Miramontes, Mr. Miramontes will receive one year's salary in the total amount of $162,000 of which $160,000 was accrued on the Company's Balance Sheet as of July 31, 1998 and the remaining $2,000 was additionally accrued during the quarter ended October 31, 1998. The Company will make equal installments of $13,067 beginning September 1, 1998 for a period of ten months.

     On September 30, 1998, Mr. Douglas Hay resigned as Executive Vice President and as a director effective September 30, 1998. Pursuant to a Resignation Agreement dated September 30, 1998 between the Company and Mr. Douglas Hay, Mr. Hay will receive a total amount of $80,000 which was accrued on the Company's Balance Sheet as of October 31, 1998. The Company agreed to make two equal payments of $20,000 payable on October 1 and November 1 and the remaining $40,000 will be paid equally on the first of each month December 1, 1998 through March 1, 1999.

     On December 2, 1998 Howard Schwartz tendered his resignation as Executive Vice President, Finance and Administration citing personal reasons.

Item 6. Exhibits an, Reports on Form 8-K
        --------------------------------

     (a)  Exhibits:

          4.1 Form of Secured Promissory Note in the principal amount of $2,500,000.

          4.2 Form of Common Stock Purchase Warrant for the purchase of 500,000 shares of Common Stock at an exercise price of $7.00.

          4.3 Warrant to Purchase Common Stock dated as of December 14, 1998 in the name of Swartz Private Wquity, LLC.

          4.4  Form of Investor Purchase Warrant

         10.1 Pledge Agreement between Robert McNulty and Krieger & Prager, as Agent dated December, 1998.

         10.2  Form of Security Agreement.

         10.3 Regulation D Common Stock Private Equity Line Subscription Agreement between Shopping.com and Swartz Private Equity, LLC dated December 14, 1998.

         10.4 Registration Rights Agreement between Shopping.com and Swartz Private Equity, LLC dated December 15, 1998.



         27.1  Financial Data Schedule/2/

     (b)  Reports on Form 8-K

          None



----------------
/2/ This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHOPPING.COM


December 22, 1998                    /s/ FRANK W. DENNY
                                   ---------------------------
                                         Frank W. Denny,
                                      Chairman of the Board


December ___, 1998
                                   ---------------------------
                                         John H. Markley,
                         Chief Executive Officer, President and Director



December 22, 1998                  /s/ KRISTINE E. WEBSTER
                                   ---------------------------
                                       Kristine E. Webster,
                          Senior Vice President, Chief Financial Officer
                                               and
                                            Secretary


December ___, 1998
                                   ---------------------------
                                          Paul J. Hill,
                                             Director


December ___, 1998
                                   ---------------------------
                                        Edward F. Bradley,
                                             Director

                                 EXHIBIT INDEX


EXHIBIT                                                                                        SEQUENTIALLY
NUMBER    DESCRIPTION                                                                          NUMBERED PAGE

 4.1      Form of Secured Promissory Note in the principal amount of $2,500,000.

 4.2 Form of Common Stock Purchase Warrant for the purchase of 500,000 shares of Common Stock at an exercise price of $7.00.

 4.3 Warrant to Purchase Common Stock dated as of December 14, 1998 in the name of Swartz Private Equity, LLC.

 4.4      Form of Investor Purchase Warrant.

10.1      Pledge Agreement between Robert McNulty and Krieger & Prager, as
          Agent dated December, 1998.

10.2      Form of Security Agreement.

10.3 Regulation D Common Stock Private Equity Line Subscription Agreement between Shopping.com and Swartz Private Equity, LLC dated December 14,
          1998.

10.4      Registration Rights Agreement between Shopping.com and Swartz Private
          Equity, LLC dated December 15, 1998.

27.1      Financial Data Schedule/1/



--------------------
/1/   This exhibit is being filed electronically in the electronic format specified by EDGAR.