Form 10QSB/A
period 1998-10-31
SHOPPING COM
filed 1998-12-24
CIK 1045360

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Amendment No. 1 to
                                 FORM 10-QSB/A

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

     Yes         No    X
          -----      -----

As of December 8, 1998, there were 6,013,664 shares of the Registrant's no par value common shares outstanding.

             Amendment No. 1 to Quarterly Report on FORM 10-QSB/A
                For the Quarterly Period Ended October 31, 1998

     The face page of the Shopping.com Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1998 (the "Report") has been amended to indicate that the issuer has not filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months because the Report was delinquent. General Instruction A.1 to Form 10-QSB states that the "issuer shall file a quarterly report on this form within 45 days after the end of the first three quarters of each fiscal year." The Registrant's third quarter ended October 31, 1998. Accordingly, the Registrant was required to file the quarterly report for the quarterly period ended October 31, 1998 within the 45 day period ended December 15, 1998. The extension obtained by filing a Form 12b-25 pursuant to Rule 12b-25 promulgated under the Securities Exchange Act of 1934 was not available to Registrant because the Form 12b-25 received a file date which was two business days after the due date for the Report. Accordingly, the Report was delinquent.

     In addition, Item I of Part I, Financial Statements, has been amended to correct a typographical error in the Statements of Cash Flows. "Net cash used in operating activities" for the nine months ended October 31, 1998 was $8,759,594.

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

                                  SHOPPING.COM
                            STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED OCTOBER 31,

                                                                   1998            1997
                                                               -------------   ------------
                                                                (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities
  Net loss                                                     $(18,946,933)   $(2,394,088)
  Adjustments to reconcile net loss to net cash used in
  operating activities
     Depreciation of furniture and equipment                        477,151         71,622
     Common stock issued for advertising                          1,596,600             --
     Amortization of loan origination fees                          181,608         65,361
     Amortization of deferred financing costs
      related to beneficial conversion feature
      of debentures                                               1,240,300             --
     Amortization of deferred financing costs related
      to beneficial conversion feature of convertible
      debentures                                                    262,500             --
     Expense recognized from issuing below-market
       stock options                                              2,812,626             --
     Expense recognized from issuing warrants
       below market value                                         1,017,318             --
     Expense recognized from issuing common stock
       below market value                                                --          6,000
     Loss on disposition of assets                                   89,913
     Other                                                           86,233
     Issuance of Common Stock to pay expenses                            --         48,000
     Decrease (Increase) in prepaid expenses                        561,627       (263,672)
     Decrease (Increase) in inventories                             (46,163)            --
     Decrease (Increase) in other assets                           (333,834)      (101,858)
     Decrease (Increase) in accounts/advances receivable             72,480       (174,747)
     Decrease (Increase) in other receivables                        (2,221)            --
     Increase (Decrease) in accounts payable                      1,183,259        973,191
     Increase (Decrease) in other accrued liabilities             1,087,942        (20,577)
                                                               ------------    -----------

Net cash used in operating activities                            (8,759,594)    (1,790,768)
                                                               ------------    -----------

Cash flows from investing activities
  Purchase of furniture and equipment                              (799,757)    (1,370,816)
                                                               ------------    -----------

Net cash used in investing activities                              (799,757)    (1,370,816)
                                                               ------------    -----------

Cash flows from financing activities                                     --             --
  Payments on note payable - related party                               --        (50,000)
  Proceeds from the issuance of notes payable                     3,225,000      1,960,000
  Payments on Notes Payable                                        (200,000)            --
  Payments of loan origination fees                                (395,000)      (234,000)
  Payments on capital lease obligations                             (63,510)         5,842
  Proceeds from the issuance of preferred stock,
     Series A                                                            --        200,000
  Proceeds from the issuance of preferred stock,
     Series B                                                            --      1,489,781
  Proceeds from the issuance of 8% convertible debentures         2,500,000             --
  Payment of offering costs                                              --        (57,226)
  Proceeds from the issuance of common stock                             --         25,000
                                                               ------------    -----------
                                                                  5,066,490
Net cash provided (used) by financing activities                         --      3,327,713
                                                               ------------    -----------
Net increase (decrease) in cash                                  (4,492,861)       166,129
Cash, beginning of period                                         4,829,180             63
                                                               ------------    -----------
Cash, end of period                                            $    336,319    $   166,192
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

                                    SHOPPING.COM


December 23, 1998                    /s/ FRANK W. DENNY
                                   ---------------------------
                                         Frank W. Denny,
                                      Chairman of the Board


December ___, 1998
                                   ---------------------------
                                         John H. Markley,
                         Chief Executive Officer, President and Director



December 23, 1998                  /s/ KRISTINE E. WEBSTER
                                   ---------------------------
                                       Kristine E. Webster,
                          Senior Vice President, Chief Financial Officer
                                               and
                                            Secretary


December ___, 1998
                                   ---------------------------
                                          Paul J. Hill,
                                             Director


December ___, 1998
                                   ---------------------------
                                        Edward F. Bradley,
                                             Director